Form 10-Q
period 1995-06-30
CENTURY REALTY TRUST
filed 1995-08-11
CIK 18914

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON,  D.C. 20549


                                     FORM 10Q





               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995                Commission File Number 0-7716



                                CENTURY REALTY TRUST
               (Exact name of Registrant as specified in its charter)


    INDIANA                                                 35-1284316
(State or other jurisdiction                              (I.R.S. Employer
Incorporation or organization)                           Identification No.)



419 Chamber of Commerce Building                                       46204
    Indianapolis, Indiana                                         (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code             (317)632-5467




Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and(2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO __.


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Shares of Beneficial Interest, no par value                 1,381,351 shares


BALANCE SHEETS
Century Realty Trust

                                                     June         December
                                                   30, 1995       31, 1994
                                                  ___________   ___________
                                                   Unaudited
Assets
Real estate investments: <F1>
  Land                                             $2,068,658    $1,670,658
  Buildings                                        32,681,196    26,153,031
  Equipment                                           869,196       735,063
  Allowances for depreciation                      (6,168,268)   (5,662,588)
                                                  ___________   ___________
                                                   29,450,782    22,896,164
  Net investment in direct financing leases           501,741       519,505
                                                  ___________   ___________
                                                   29,952,523    23,415,669
Cash and cash equivalents                              87,586        58,491
Certificates of deposit                               195,782       197,190
Accounts and accrued income receivable                258,679       164,985
Undeveloped land                                       99,675        99,675
Other assets                                          294,608       244,708
                                                  ___________   ___________
                                                  $30,888,853   $24,180,718
                                                  ___________   ___________
                                                  ___________   ___________

Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable <F1> <F2>                $19,881,342   $14,606,780
  Notes payable - other <F1>                        1,145,762        -
  Accounts payable and accrued compensation           370,094       217,163
  Accrued interest                                     67,180        48,145
  State income and property taxes                     976,510       803,194
  Tenants' security deposits and unearned rent        437,669       346,675
                                                  ___________   ___________
                                                   22,878,557    16,021,957

Shareholders' equity:
  Shares of Beneficial Interest, no par
   value-authorized 5,000,000 shares, issued
   1,458,765 shares, including 77,414 shares in
   treasury                                         5,645,289     5,645,289
  Undistributed income other than from
   gain on the sale of real estate                  1,578,633     1,727,098
  Undistributed net realized gain from the
   sale of real estate                              1,316,078     1,316,078
  Cost of treasury shares                            (529,704)     (529,704)
                                                  ___________   ___________
                                                    8,010,296     8,158,761
                                                  ___________   ___________
                                                  $30,888,853   $24,180,718
                                                  ___________   ___________
                                                  ___________   ___________



FEDERAL INCOME TAXES

     The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. Assuming compliance with other requirements of the Code, income distributed will not be taxable to the Trust.
Accordingly, no provision for federal income taxes is made in the financial statements.


<F1> REAL ESTATE INVESTMENT TRANSACTIONS

     On March 31, 1995, the Trust purchased the Fox Run Apartments,
a 256-unit garden   apartment property in Indianapolis, Indiana.
The purchase price was $7.2 million including proration, credits and assumed liabilities of approximately $640,000. The balance of the purchase price consisted of a new 9.5%, 10-year first mortgage loan for $5.4 million from a bank, and a one-year
8% note payable to the seller for $600,000 payable, at the option of the Trust, in its shares of beneficial interest valued at the then fair market value. Based on current market value ($8.875 per share) approximately 67,700 shares could be issued in satisfaction of the note. To complete the purchase, the Trust borrowed approximately $550,000 from a bank which it expects to repay with proceeds from refinancing other real estate.



     At the close of business on March 31, 1994, the Trust purchased the Eagle Creek Park apartments, a 188-unit apartment property in Indianapolis, Indiana, as a replacement for the Greenbriar apartments that it sold in October, 1993. A qualified intermediary held the sale proceeds until the Trust purchased replacement property. The purchase price for the Eagle Creek
Park apartments was $6.1 million. Besides $259,000 disbursed by the intermediary, the Trust paid $674,300 cash and issued 90,953 shares of its Shares of Beneficial Interest worth $773,101
($8.50 per share). The cost basis of the 90,953 shares, previously classified as treasury shares, was $622,345. Century also assumed a mortgage loan balance of $4,178,800 and other net liabilities of $214,700.


<F2> MORTGAGE NOTES PAYABLE

     Eight of the Trust's properties are encumbered by mortgage loans payable in monthly installments totaling approximately $171,500, including interest at rates ranging from 8.125% to 9.75% per annum, and which mature from June 4, 1996 to March 31, 2005. The aggregate amount of scheduled mortgage loan repayments for the third and fourth quarters of 1995 are $72,175 and $73,451, respectively.


     A mortgage loan with a balance of $2 million will mature on June 4, 1996. That loan provides for the payment of interest only at the lender's prime rate (currently 8.75%). The Trust intends to obtain a longer term loan on the mortgaged property on or before the maturity date in an amount sufficient to retire the present balance.


STATEMENTS OF INCOME
Century Realty Trust
Unaudited

                                        Three Months           Six Months
                                        Ended June 30         Ended June 30
                                       1995       1994       1995       1994
                                    __________ __________ __________ __________
Income
Real estate operations:
 Rental Income                      $1,956,820 $1,535,109 $3,535,817 $2,758,364
 Income from direct financing           16,427     17,495     32,854     34,990
                                    __________ __________ __________ __________
                                     1,973,247  1,552,604  3,568,671  2,793,354
 Less:
   Real estate operating expenses      736,479    590,901  1,308,297  1,042,162
   Provision for depreciation          276,480    226,605    507,240    414,660
   Real estate taxes                   195,813    187,767    396,273    346,077
                                    __________ __________ __________ __________
                                     1,208,772  1,005,273  2,211,810  1,802,899
                                    __________ __________ __________ __________
                                       764,475    547,331  1,356,861    990,455
Interest                                 8,577      6,116     15,447     12,613
Sundry                                  39,100     19,562     64,727     34,000
                                    __________ __________ __________ __________
                                       812,152    573,009  1,437,035  1,037,068
Expenses
Interest                               482,871    315,664    808,456    533,096
State income taxes                      36,200     36,175     65,995     59,011
General and administrative              91,908     90,625    186,136    181,884
                                    __________ __________ __________ __________
                                       610,979    442,464  1,060,587    773,991
                                    __________ __________ __________ __________
Net income                            $201,173   $130,545   $376,448   $263,077
                                    __________ __________ __________ __________
                                    __________ __________ __________ __________

Net income per share of
 Beneficial Interest                     $0.15      $0.10      $0.27      $0.20
                                    __________ __________ __________ __________
                                    __________ __________ __________ __________

Weighted average number
 of shares outstanding               1,381,351  1,328,949  1,381,351  1,309,283



STATEMENTS OF CASH FLOW
Century Realty Trust
Unaudited
                                                              Six Months
                                                             Ended June 30
                                                          1995         1994
                                                        __________   _________
Operating Activities
Net income                                                $376,448    $263,077
 adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            520,087     425,339
  Changes in operating assets and liabilities:
    Increase in accounts and income
      receivable                                           (93,694)   (165,237)
    Increase in prepaid expenses and other assets          (82,307)     (5,564)
    Increase in accounts payable and accrued expenses        6,187      44,456
    Increase (decrease) in tenants' security deposits
     and unearned rents                                     90,994      34,361
                                                        __________   _________

Net cash provided by operations                            817,715     596,432

Investing Activities
Investment in certificates of deposit                     (988,789)   (994,071)
Proceeds from matured certificates of deposit              990,197   1,292,934
Acquisition of real estate, net of debt assumed<F1>     (5,936,913)   (708,910)
Purchase of property improvements and replacements        (130,927)   (153,494)
Principal payments received under leases                    17,764      15,628
                                                        __________   _________
Net cash used in investing activities                   (6,048,668)   (547,913)

Financing Activities
Proceeds from sale of treasury shares                            0       8,750
Short-term bank borrowing <F1>                             545,762     500,000
Proceeds from long-term mortgage loans <F1> <F2>         5,368,000        -
Principal payments on mortgage notes payable              (125,438)    (78,545)
Dividends paid to shareholders                            (528,276)   (464,004)
                                                        __________   _________
Net cash provided by (used in) financing activities      5,260,048     (33,799)
                                                        __________   _________
Net increase (decrease) in cash and cash equivalents        29,095      14,720
Balance at beginning of period                              58,491     159,101
                                                        __________   _________
Balance at end of period                                   $87,586    $173,821
                                                        __________   _________
                                                        __________   _________

<F1> REAL ESTATE INVESTMENT TRANSACTIONS

     On March 31, 1995, the Trust purchased the Fox Run Apartments,
a 256-unit garden   apartment property in Indianapolis, Indiana.
The purchase price was $7.2 million including proration, credits and assumed liabilities of approximately $640,000. The balance of the purchase price consisted of a new 9.5%, 10-year first mortgage loan for $5.4 million from a bank, and a one-year
8% note payable to the seller for $600,000 payable, at the option of the Trust, in its shares of beneficial interest valued at the then fair market value. Based on current market value ($8.875 per share) approximately 67,700 shares could be issued in satisfaction of the note. To complete the purchase, the Trust borrowed approximately $550,000 from a bank which it expects to repay with proceeds from refinancing other real estate.

     At the close of business on March 31, 1994, the Trust purchased the Eagle Creek Park apartments, a 188-unit apartment property in Indianapolis, Indiana, as a replacement for the Greenbriar apartments that it sold in October, 1993. A qualified intermediary held the sale proceeds until the Trust purchased replacement property. The purchase price for the Eagle Creek
Park apartments was $6.1 million. Besides $259,000 disbursed by the intermediary, the Trust paid $674,300 cash and issued 90,953 shares of its Shares of Beneficial Interest worth $773,101
($8.50 per share). The cost basis of the 90,953 shares, previously classified as treasury shares, was $622,345. Century also assumed a mortgage loan balance of $4,178,800 and other net liabilities of $214,700.


<F2> MORTGAGE NOTES PAYABLE

     Eight of the Trust's properties are encumbered by mortgage loans payable in monthly installments totaling approximately $171,500, including interest at rates ranging from 8.125% to 9.75% per annum, and which mature from June 4, 1996 to March 31, 2005. The aggregate amount of scheduled mortgage loan repayments for the third and fourth quarters of 1995 are $72,175 and $73,451, respectively.

     A mortgage loan with a balance of $2 million will mature on June 4, 1996. That loan provides for the payment of interest only at the lender's prime rate (currently 8.75%). The Trust intends to obtain a longer term loan on the mortgaged property on or before the maturity date in an amount sufficient to retire the present balance.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


INVESTMENT ACTIVITIES

     The changes in the financial condition of the Trust, and the results of its operations for the quarter and six months ended June 30, 1995 and 1994, resulted primarily from investment property transactions during 1994 and 1995. Within a twelve month period through March, 1995 the Trust purchased two apartment properties which resulted in a 49% increase in the number of apartments owned.


     On March 31, 1995, the Trust purchased the Fox Run apartments, a 256-unit property in Indianapolis, Indiana for $7.2 million
($28,125 / unit). With the addition of Fox Run, the Trust further increased the number of apartments it owns by 23% to 1,358 units. The addition of Fox Run raised the number of apartment properties the Trust owns to nine, all of which are located in Indiana.


     On March 31, 1994, the Trust acquired the Eagle Creek Park apartments, a 188-unit property in Indianapolis, Indiana for $6.1 million ($32,400 / unit). With that acquisition, the Trust increased its number of apartment units by 20% to 1,102 units. Eagle Creek Park apartments was the second of two apartment properties acquired as like-kind replacement property for an apartment property that the Trust sold in the fourth quarter of 1993.



FINANCING ACTIVITIES


     The purchase of the Fox Run apartments in 1995 was financed by a combination of long-term and short-term loans. Approximately
75% of the purchase price was paid with proceeds of a new 9.5%, 10-year first mortgage loan from a bank. Short-term financing included $600,000 of 8% notes payable to the seller due March
31, 1996. The Trust may, at its option, repay all or a portion of the principal balance of those notes by issuing Shares of Beneficial Interest of equal market value on or before maturity.
To complete the purchase, the Trust obtained a short-term unsecured bank loan which it expects to repay with proceeds from refinancing one or more of its other properties.


     In connection with the acquisition of the Eagle Creek Park apartments in 1994, the Trust assumed an existing mortgage loan balance of $4.2 million, and issued from treasury, 90,953 shares of its Shares of Beneficial Interest worth $773,101 ($8.50 / share).



RESULTS OF OPERATIONS


     For the first half of 1995, the Trust reported significant increases over the comparable 1994 period in both rental income and income from real estate operations. In spite of a $92,580 increase in the provision for depreciation, reported net income increased by $113,371. The increase in net income was due primarily to improved results of operations from the core properties (properties owned throughout the first half of 1995 and 1994). The two apartment properties acquired since the beginning of 1994, and financing activities related thereto, accounted for a decrease in net income of $21,000, after an increase in the provision for depreciation of $92,500.


     For the second quarter, net income of the Trust, as a whole, increased by $70,600, or 54%, over the comparable quarter of 1994 in spite of a $22,300 decrease attributable to the two recently acquired properties. Substantially all of the $50,000 increase in provision for depreciation related to the recently acquired properties.


     The seven apartment properties (914 units) that the Trust owned throughout the first half of 1995 and 1994 reported average six-month occupancy rates of 96.4% and 95.0% for the two periods, respectively. Average rental rates increased 3.8% for those properties over the prior year period. The combined effect of higher occupancy rates and higher rental rates resulted in a 5.4% increase in gross revenue from the core group of apartments. Operating expenses, excluding interest and depreciation, for the same properties amounted to 46.7% of gross possible income for the first half of 1995, down from 48.8% for the prior year period, and amounted to a decrease of .6% in total operating expenses.


     Occupancy rates for the same apartment properties during the second quarter of 1995 averaged 96%, compared with 95.9% for the same quarter a year ago. While occupancy rates remained steady, rental rates increased by an average of 4.2%, combining to produce a 4.3% increase in gross revenue. Operating expenses decreased by 4.9% from the second quarter of 1994, to 45.5% of gross possible income. Decreases in maintenance related expenses and utilities accounted for most of the decrease.


     For the two recently acquired apartment properties, occupancy rates averaged 95.7% and 95.6% for the second quarter and six months of 1995, respectively. Operating expenses, as a percent of gross possible income, for the two properties amounted to 50.3% and 49.3% for the second quarter and six months of 1995, respectively.


     Rental properties other than apartments, which accounted for less than 4.5% percent of total rental income in the first half of 1995, produced a 10% increase in net operating income compared with the prior year. Gross rental income was up $14,600, or 10.8%, while operating expenses increased by $4,700, or 13.1%. For the second quarter, rental income increased 13.0% and operating expenses increased 25.9%, from the year earlier period, resulting in a $4,400, or 8.6%, increase in net operating income. Leasing fees and expenses related to tenant turnover during the second quarter at one of the properties accounted for most of the increase in expenses.


     Due to investing and financing activities during 1994 and 1995, interest expense was approximately $253,000 higher for the first half of 1995 than for the prior year half. For the first half of 1995 interest related to debt incurred and assumed by the Trust during 1994 and 1995 totaled $349,500, while interest related to loans outstanding since the beginning of 1994 amounted to $459,000, up $21,500 from the 1994 period. The
$21,500 increase resulted from rate increases applicable to one variable-rate mortgage loan which provides for interest at the prime rate.


     Investing and financing activities during 1994 and 1995 accounted for $157,200 of the increase in interest expense between the second quarters of 1994 and 1995. Interest expense applicable to loans outstanding throughout both second quarter periods increased $10,000, due to the impact of higher prevailing prime interest rates during the 1995 period.


     State income taxes for the quarter and six months ended June 30, 1994 included $9,300 in Indiana gross income tax applicable to the market value of shares of beneficial interest reissued in connection with the acquisition of the Eagle Creek Park apartments in 1994. The balance of the increases for the quarter and six months are proportionate to the increases in gross income during the comparable periods.



FINANCIAL CONDITION AND LIQUIDITY


     At June 30, 1995, the Trust held approximately $283,000 in cash and certificates of deposit. It invests funds in excess of immediate cash needs in U.S. government securities and FDIC-insured certificates of deposit. Other than the requirement for dividends, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1995. No transactions or events, other than the apartment property purchased March 31, 1995, have occurred to indicate that funds provided by operations during the balance of 1995 will differ disproportionately from the first half of the year.


     The notes payable, other than mortgage notes, include a $545,000 unsecured note payable to a bank, and $600,000 of notes payable to the seller of the Fox Run apartments, all of which are due March 31, 1996. Management expects to repay the bank loan with proceeds from new mortgage borrowing on other properties owned by the Trust, and to issue shares of beneficial interest with market value of $600,000 to the seller of Fox Run apartments on or before the specified maturity date.


     The Trust intends to continue as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. The Trust makes cash distributions to its shareholders in June and December each year. In June, 1995, the Trust paid $.38 per share, and in December, 1994, $.39 per share. In November the Trustees will determine the amount of, and declare, a dividend to be paid in mid-December.



INFLATION


     Management believes that the direct effects of inflation on the Trust's operations have been insignificant.





                                    PART II



     Item 6(b).  No events occurred during the three months ended
June 30, 1995, which would have necessitated the filing of a report on Form 8K. A form 8K, subsequently amended by a Form 8KA, was filed on or before April 14, 1995, that reported the purchase of the Fox Run apartments on March 31, 1995.



                           MANAGEMENT REPRESENTATIONS


     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at June 30, 1995, and December 31, 1994, and the results of its operations and its cash flow for the three months and six months ended June 30, 1995, and June 30, 1994, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1994 annual report.




                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 CENTURY REALTY TRUST


Date:  8/7/95                               By:  JOHN I. BRADSHAW, JR
                                                 Executive Vice President
                                                 and Secretary



Date:  8/7/95                               By:  DAVID F. WHITE
                                                 Controller