Form 10-Q
period 1995-09-30
CENTURY REALTY TRUST
filed 1995-11-17
CIK 18914

SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON,  D.C. 20549


                                   FORM 10Q





              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995              Commission File Number 0-7716



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

BALANCE SHEETS
Century Realty Trust
                                                        September    December
                                                        30, 1995     31, 1994
                                                       ------------ ------------
                                                        Unaudited
Assets
Real estate investments <F1>
  Land                                                  $2,068,658   $1,670,658
  Buildings                                             32,870,942   26,153,031
  Equipment                                                933,418      735,063
  Allowances for depreciation                           (6,443,878)  (5,662,588)
                                                       ------------ ------------
                                                        29,429,140   22,896,164
  Net investment in direct financing leases                492,859      519,505
                                                       ------------ ------------
                                                        29,921,999   23,415,669
Cash and cash equivalents                                  130,963       58,491
Certificates of deposit                                    590,015      197,190
Accounts and accrued income receivable                     266,387      164,985
Undeveloped land                                            99,675       99,675
Other assets                                               352,814      244,708
                                                       ------------ ------------
                                                       $31,361,853  $24,180,718
                                                       ------------ ------------
                                                       ------------ ------------

Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable <F1> <F2>                     $19,822,859  $14,606,780
  Notes payable - other <F1>                             1,145,762            0
  Accounts payable and accrued compensation                434,763      217,163
  Accrued interest                                         149,522       48,145
  State income and property taxes                        1,195,525      803,194
  Tenants' security deposits and unearned rent             403,486      346,675
                                                       ------------ ------------
                                                        23,151,917   16,021,957

Shareholders' equity:
  Shares of Beneficial Interest, no par authorized
   5,000,000 shares, issued 1,458,765 shares,
   including 77,414 shares in treasury                   5,645,289    5,645,289
  Undistributed income other than from
   gain on the sale of real estate                       1,778,273    1,727,098
  Undistributed net realized gain from the
   sale of real estate                                   1,316,078    1,316,078
  Cost of treasury shares                                 (529,704)    (529,704)
                                                       ------------ ------------
                                                         8,209,936    8,158,761
                                                       ------------ ------------
                                                       $31,361,853  $24,180,718
                                                       ------------ ------------
                                                       ------------ ------------


FEDERAL INCOME TAXES

    The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. Assuming compliance with other requirements of the Code, income distributed will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the financial statements.



<F1>
REAL ESTATE INVESTMENT TRANSACTIONS


    On March 31, 1995, the Trust purchased the Fox Run Apartments,
a 256-unit garden   apartment property in Indianapolis, Indiana.
The purchase price was $7.2 million including prorations, credits and assumed liabilities of approximately $640,000. The balance of the purchase price consisted of a new 9.5%, 10-year first mortgage loan for $5.4 million from a bank, and a one-year 8% note payable to the seller for $600,000 payable, at the option of the Trust, in its shares of beneficial interest valued at the then fair market value. Based on current market value ($9.25 per share) approximately 64,900 shares could be issued in satisfaction of the note. To complete the purchase, the Trust borrowed approximately $545,000 from a bank which it expects to repay with proceeds from refinancing other real estate.


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



<F2>
MORTGAGE NOTES PAYABLE


    Eight of the Trust's properties are encumbered by mortgage loans that are payable in monthly installments totaling approximately $171,500, including interest at rates ranging from 8.125% to 9.75% per annum, and which mature from June 4, 1996 to March 31, 2005. The aggregate amount of scheduled mortgage loan repayments for the fourth quarter of 1995 is $73,451.


    A mortgage loan with a balance of $2 million will mature on June 4, 1996. That loan provides for the payment of interest only at the lender's prime rate (currently 8.75%). The Trust intends to obtain a longer term loan on the mortgaged property on or before the maturity date in an amount sufficient to retire the present balance.




STATEMENTS OF  INCOME
Century Realty Trust
Unaudited
                                    Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                ----------------------  ----------------------
                                   1995        1994        1995        1994
                                ----------  ----------  ----------  ----------
Income
Real estate operations:
 Rental Income                  $1,981,489  $1,546,889  $5,517,306  $4,305,253
 Income from financing leases       16,427      17,495      49,281      52,485
                                ----------  ----------  ----------  ----------
                                 1,997,916   1,564,384   5,566,587   4,357,738
 Less:
  Real estate operating expenses   739,337     557,633   2,047,634   1,599,795
  Provision for depreciation       276,480     226,605     783,720     641,265
  Real estate taxes                220,191     187,767     616,464     533,844
                                ----------  ----------  ----------  ----------
                                 1,236,008     972,005   3,447,818   2,774,904
                                ----------  ----------  ----------  ----------
                                   761,908     592,379   2,118,769   1,582,834
Interest                             6,657       4,761      22,104      17,374
Sundry                              42,370      21,113     107,097      55,113
                                ----------  ----------  ----------  ----------
                                   810,935     618,253   2,247,970   1,655,321
Expenses
Interest                           481,595     319,521   1,290,051     852,617
State income taxes                  36,210      28,639     102,205      87,650
General and administrative          93,489      90,428     279,625     272,312
                                ----------  ----------  ----------  ----------
                                   611,294     438,588   1,671,881   1,212,579
                                ----------  ----------  ----------  ----------
Net income                        $199,641    $179,665    $576,089    $442,742
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------

Net income per share of
  Beneficial Interest                $0.14       $0.13       $0.42       $0.33
                                ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------

Weighted average number
  of shares outstanding          1,381,351   1,381,351   1,381,351   1,333,366


STATEMENTS OF CASH FLOW
Century Realty Trust
Unaudited
                                                              Nine Months
                                                           Ended September 30,
                                                        -----------------------
                                                           1995          1994
                                                        ----------- -----------
Operating Activities
Net income                                                $576,089    $442,742
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            803,383     657,686
  Changes in operating assets and liabilities:
    Increase in accounts and income
      receivable                                          (101,402)    (52,569
    Increase in prepaid expenses and other assets         (148,198)    (44,333
    Increase in accounts payable and accrued expenses      373,557     191,191
    Increase (decrease) in tenants' security deposits
     and unearned rents                                     56,811      15,257
                                                        ----------- -----------
Net cash provided by operations                          1,560,240   1,209,974

Investing Activities
Investment in certificates of deposit                   (1,381,639) (1,588,819)
Proceeds from matured certificates of deposit              988,814   1,590,985
Acquisition of real estate, net of debt assumed <F1>    (5,964,916)   (743,788)
Purchase of property improvements and replacements        (356,892)   (272,745)
Principal payments received under leases                    26,646      23,442
                                                        ----------- -----------
Net cash used in investing activities                   (6,687,987)   (990,925)

Financing Activities
Proceeds from sale of treasury shares                            0       8,750
Short-term bank borrowing <F1>                             545,762     500,000
Proceeds from long-term mortgage loans <F1> <F2>         5,368,000           0
Principal payments on mortgage notes payable              (183,921)   (130,041)
Dividends paid to shareholders                            (529,622)   (464,659)
                                                        ----------- -----------
Net cash provided by (used in) financing activities      5,200,219     (85,950)
                                                        ----------- -----------
Net increase (decrease) in cash and cash equivalents        72,472     133,099
Balance at beginning of period                              58,491     159,101
                                                        ----------- -----------
Balance at end of period                                  $130,963    $292,200
                                                        ----------- -----------
                                                        ----------- -----------


FEDERAL INCOME TAXES


    The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. Assuming compliance with other requirements of the Code, income distributed will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the financial statements.



<F1>
REAL ESTATE INVESTMENT TRANSACTIONS


    On March 31, 1995, the Trust purchased the Fox Run Apartments,
a 256-unit garden   apartment property in Indianapolis, Indiana.
The purchase price was $7.2 million including prorations, credits and assumed liabilities of approximately $640,000. The balance of the purchase price consisted of a new 9.5%, 10-year first mortgage loan for $5.4 million from a bank, and a one-year 8% note payable to the seller for $600,000 payable, at the option of the Trust, in its shares of beneficial interest valued at the then fair market value. Based on current market value ($9.25 per share) approximately 64,900 shares could be issued in satisfaction of the note. To complete the purchase, the Trust borrowed approximately $545,000 from a bank which it expects to repay with proceeds from refinancing other real estate.


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



<F2>
MORTGAGE NOTES PAYABLE


    Eight of the Trust's properties are encumbered by mortgage loans that are payable in monthly installments totaling approximately $171,500, including interest at rates ranging from 8.125% to 9.75% per annum, and which mature from June 4, 1996 to March 31, 2005. The aggregate amount of scheduled mortgage loan repayments for the fourth quarter of 1995 is $73,451.


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


INVESTMENT ACTIVITIES


    The changes in the financial condition of the Trust, and the results of its operations for the quarter and nine months ended September 30, 1995 and 1994 resulted primarily from investment property transactions during 1994 and 1995. Within a twelve month period through March, 1995 the Trust purchased two apartment properties which resulted in a 49% increase in the number of apartments owned.


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



RESULTS OF OPERATIONS


    For the first nine months of 1995, the Trust reported significant increases over the comparable 1994 period in both rental income and income from real estate operations. In spite of a $142,455 increase in the provision for depreciation, reported net income increased by $133,347. The increase in net income was due primarily to improved results of operations from the core properties (properties owned throughout the first three quarters of 1995 and 1994). The two apartment properties acquired since the beginning of 1994 and the related financing activities, accounted for a decrease in net income of $60,810, after an increase in the provision for depreciation of $142,230.


    For the third quarter, net income of the Trust, as a whole, increased by $20,000, or 11%, over the comparable quarter of 1994 in spite of a $39,800 decrease attributable to the two recently acquired properties. Substantially all of the $50,000 increase in provision for depreciation related to the recently acquired properties.


    The seven apartment properties (914 units) that the Trust owned throughout the first three quarters of 1995 and 1994 reported average nine-month occupancy rates of 96.5% and 95% for the two periods, respectively. Average rental rates increased 3.8% for those properties over the prior year period. The combined effect of the higher occupancy rates and higher rental rates produced a 5.1% increase in gross rental revenue from the core group of apartments. Operating expenses, excluding interest and provision for depreciation, amounted to 46.6% of gross possible income for the first nine months of 1995, down from 47.9% for the prior period, and represented a one percent increase in actual operating expenses.


    Occupancy rates for the same apartment properties during the third quarter of 1995 averaged 96.7%, compared with 95% for the same quarter a year ago while rental rates increased by an average of 3.8%, combining to produce a 5.7% increase in gross revenue. Operating expenses increased by 4.0% from the third quarter of 1994, to 49.3% of gross possible income. Increases in maintenance related expenses accounted for most of the increase.


    For the two recently acquired apartment properties, occupancy rates averaged 96.4% and 95.9% for the third quarter and nine months of 1995, respectively. Operating expenses, as a percent of gross possible income, for the two properties amounted to 49.8% and 49.0% for the third quarter and nine months of 1995, respectively.


    Rental properties other than apartments, which accounted for less than 4.2% percent of total rental income in the first three quarters of 1995, produced a 13.4% increase in net operating income compared with the prior year. Gross rental income was up nearly $18,000, or 8.7%, while operating expenses decreased by almost $1,300, or 2%. For the third quarter, rental income increased 4.5% and operating expenses decreased 33.8%, from the year earlier period, resulting in a $14,000, or 34.9% increase in net operating income. Leasing fees and expenses related to tenant turnover during the third quarter of 1994 at one of the properties, for which no comparable expenses were incurred in 1995, accounted for most of the decrease in expenses.


    Due to investing and financing activities during 1994 and 1995, interest expense was approximately $437,000 higher for the first nine months of 1995 than for the prior year period. For the first nine months of 1995 interest related to debt incurred and assumed by the Trust during 1994 and 1995 accounted for $412,000 of the increase, while interest related to loans outstanding since the beginning of 1994 increased by $25,500 from the 1994 period. The $25,500 increase resulted from rate increases applicable to one variable-rate mortgage loan which provides for monthly interest payments at the lender's prime rate.


    Investing and financing activities during 1994 and 1995 accounted for $158,000 of the increase in interest expense between the third quarters of 1994 and 1995. Interest expense applicable to loans outstanding throughout both third quarter periods increased $4,000, due to the impact of higher prevailing prime interest rates during the 1995 period.


    State income taxes for the nine months ended September 30, 1994 included $9,300 in Indiana gross income tax applicable to the market value of shares of beneficial interest reissued in connection with the acquisition of the Eagle Creek Park apartments in 1994. The increase for the third quarter of 1995 and the balance of the increase for the nine months over the prior year are proportionate to the increases in gross income for the comparable periods.



FINANCIAL CONDITION AND LIQUIDITY


    At September 30, 1995, the Trust held approximately $720,000 in cash and certificates of deposit. It invests funds in excess of immediate cash needs in U.S. government securities and FDIC-insured certificates of deposit. Other than the requirement for dividends, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1995. No transactions or events, other than the apartment property purchased March 31, 1995, have occurred to indicate that funds provided by operations during the balance of 1995 will differ disproportionately from the first half of the year.


    Notes payable, other than mortgage notes, include a $545,000 unsecured note payable to a bank, and $600,000 of notes payable to the seller of the Fox Run apartments, all of which are due March 31, 1996. Management expects to repay the bank loan with proceeds from new mortgage borrowing on other properties owned by the Trust, and to issue shares of beneficial interest worth $600,000 to retire the notes payable to the seller of Fox Run apartments on or before the specified maturity date.


    The Trust intends to continue as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. The Trust makes cash distributions to its shareholders in June and December each year. In June, 1995, the Trust paid $.38 per share, and in December, 1994, $.39 per share. On November 2, 1995, the Trustees declared a cash distribution of $.40 per share payable December 18, 1995 to shareholders of record November 24, 1995. With 1,381,351 shares outstanding, the December distribution will require the disbursement of $552,540.



INFLATION


    Management believes that the direct effects of inflation on the Trust's operations have been insignificant.



                                 PART II



     Item 6(b).  No events occurred during the three months ended
September 30, 1995, which would have necessitated the filing of a report on Form 8K.


                        MANAGEMENT REPRESENTATIONS


     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at September 30, 1995, and December 31, 1994, and the results of its operations and its cash flow for the three months and nine months ended September 30, 1995, and September 30, 1994, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1994 annual report.




                               SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          						 CENTURY REALTY TRUST



Date:  11/9/95                              By:  JOHN I. BRADSHAW, JR
                                                 Executive Vice President
                                                 and Secretary



Date:  11/9/95                              By:  DAVID F. WHITE
                                                 Controller