Form 10-K
period 1995-12-31
CENTURY REALTY TRUST
filed 1996-03-13
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20259

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission file number 0-7716

                             CENTURY REALTY TRUST
           (Exact name of Registrant as specified in its charter)

    INDIANA                                                   35-1284316
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

  419 Chamber of Commerce Building
      Indianapolis, Indiana                                      46204
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (317) 632-5467


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

    Shares of Beneficial Interest
        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $11,038,193 based upon the average bid and asked prices on February 27, 1996.

Shares of Beneficial Interest, no par value--1,453,939 shares outstanding as of February 27, 1996.

Documents incorporated by reference: Portions of the annual shareholders report for the year ended December 31, 1995 are incorporated by reference into Parts I and II as specified therein. Portions of the proxy statement for the annual meeting of shareholders to be held May 1, 1996 are incorporated by reference into Part III of this report as specified therein.

PART I

ITEM 1.  BUSINESS

The principal business of Century Realty Trust, an Indiana business trust, is the ownership of income-producing real properties, which consist of nine apartment complexes, two restaurant properties, two commercial properties, and various parcels of undeveloped land which are situated adjacent to rental properties owned by the Trust. Other than long-term leases on the restaurant properties, the Trust's rental income is derived from short-term leases of units in its various buildings. The residential rental properties are managed under agreements with independent property management firms. The Trust reimburses the property management firms for compensation of approximately 35 persons employed at the apartment properties.

The Trust has elected to be treated as a real estate investment trust under the Internal Revenue Code and to distribute substantially all of its real estate investment trust taxable income. A qualified real estate investment trust is an investment vehicle which permits individuals, by purchasing shares, to invest in real estate equities and/or mortgage loans, and share in the profits resulting therefrom without having those profits subjected to federal income taxes at the trust level.


ITEM 2.  PROPERTIES

The following investment properties were owned by the registrant at December 31, 1995:

                                           No. of    1995          Net
APARTMENTS            Location             Units     Occupancy     Investment
------------------    ------------------   -------   ---------     -----------
Park Plaza            Indianapolis, IN       176        96%        $   751,620
Fontenelle            Kokomo, IN             176        96%          1,402,309
Park Forest           Marion, IN              64        98%            554,459
Chester Heights       Richmond, IN           110        97%            472,896
Driftwood Park        Indianapolis, IN        48        92%          1,112,491
Regency Royale        Mishawaka, IN          132        94%          3,599,828
Creek Bay             Indianapolis, IN       208        97%          7,259,176
Eagle Creek Park      Indianapolis, IN       188        96%          6,093,923
Fox Run               Indianapolis, IN       256        95%          6,873,056
                                           -------                 -----------
Total apartments                           1,358                    28,119,758


                                            Square   1995          Net
COMMERCIAL              Location            Feet     Occupancy     Investment
--------------------    -----------------   -------  ------------  -----------
Office/Warehouse
401 Industrial Dr.      Carmel, IN          38,000    100%             316,119

Office building
1810 E. 62nd St.        Indianapolis, IN    17,000     97%             415,996
                                            -------                ------------
Total Commercial                            55,000                     731,715


                                           Square     Lease        Net
RESTAURANTS             Location           Feet       Expires      Investment
--------------------    -----------------  -------    ---------    ------------
Fortune House           Indianapolis, IN   5,000      2004             494,064
Miami Subs              Orlando, FL        3,500      1998             239,885
                                           -------                 ------------
Total Restaurants                          8,500                       733,949
                                                                   ------------
ALL INVESTMENT PROPERTIES                                          $29,585,422
                                                                   ------------
                                                                   ------------

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded over-the-counter. The approximate number of record holders of the Trust's shares at December 31, 1995, was 3,700. High and low published bid prices and dividends for the last two years were as follows:

                        Bid Price
                      --------------         Dividends
                       High     Low          Declared
                      ------  ------         ----------
1995 Quarter Ended:
  March 31            $8.87   $8.50
  June 30              8.87    8.63            $0.38
  September 30         9.00    8.63
  December 31          9.00    8.63            $0.40
1994 Quarter Ended:
  March 31             8.25    7.75
  June 30              8.87    8.25            $0.36
  September 30         8.87    8.75
  December 31          8.87    8.75            $0.39


The Trust expects to continue to qualify as a real estate investment trust and to distribute substantially all of its otherwise taxable income to its shareholders. It is the practice of the Trust to make cash distributions in June and December each year.

ITEM 6.  SELECTED FINANCIAL DATA

                          1995       1994       1993       1992       1991
                        ---------  ---------- ---------- ---------- ----------
Rental and other
  operating income      $7,761,464 $6,043,692 $3,921,281 $3,461,259 $3,351,885

Gains on sale of
  property                      --         --  1,316,078         --         --

Net income                 832,379    702,978  2,086,384    852,672    860,896

Total assets            30,762,083 24,180,718 18,877,126  7,827,074  8,008,720

Mortgage and other
notes payable           20,448,825 14,606,780 10,014,167    779,986    925,605

Per share of
beneficial interest:
  Net income                  0.60       0.52       1.66       0.68       0.69
  Cash dividends
    declared                  0.78       0.75       0.77       0.75       0.72


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- 1995

The Trust reported increases of approximately 30% in both income and expenses related to its real estate operations in 1995. In March, 1994, the Trust purchased a 188-unit apartment property and in March, 1995, purchased a 256-unit apartment property. Together, those two acquisitions increased by 48%, the number of apartment units in the Trust's investment portfolio since the beginning of 1994. Each of those purchases is described in Note 3 to the financial statements. As a result of those investments, apartment rental income, as a percentage of total income from operations increased to 96% in 1995 from 95% in 1994. For all apartments owned, economic occupancy in 1995 was 96.5%, up from 95.4% in 1994.

The two apartment properties acquired since the beginning of 1994 represent 32.6% of the 1,358 units owned at the end of 1995. Those two properties accounted fro 86% of the $1.6 million increase in income from real estate operations in 1995. The same properties were responsible for most of the increases in rental operating expenses (94%), depreciation (99%), and real estate taxes (137%). For 1995, the recently acquired apartments were 95.3% occupied and had an average expense ratio, excluding depreciation, of 49.2% of gross possible income. For 1994, the 528 apartment units then considered to have been recently acquired experienced an occupancy rate of 96.4%, and accounted for 94% of the increase in income from real estate operations from the previous year.

The Trust owned 914 apartment units in seven complexes throughout 1994 and 1995. Those properties provided 70% of the Trust's total income from operations in 1995, compared with 86% in 1994. Occupancy rates averaged
97.1% for 1995, up from 95.3% in 1994. Stronger occupancy in 1995, together with higher rental rates, which were up an average of 3.2%, combined to produce a $232,000 increase in gross income from those properties. Operating expenses for the same properties, excluding real estate taxes and depreciation, increased by approximately $40,000, or 2.2%. Operating expenses, excluding depreciation, consumed 45.9% of gross possible income in 1995, down from 46.6% in 1994.

Nonresidential properties owned by the Trust, which accounted for 4% of total income from operations in 1995, and 5% in 1994, provided 1.1% of the increase in total rental income. The increased rental income from commercial properties resulted primarily from higher occupancy rates in 1995.

Approximately 20% of interest income in 1995, and 40% in 1994, was earned at money market rates on funds held in an escrow account earmarked for investment in the apartment property (Eagle Creek Park) acquired in 1994. The balance of interest income was derived from funds invested in short-term certificates of deposit and U.S. government securities. Interest earned on those investments in 1995 represented an average yield of 5.6% on an average invested balance of $423,000. In 1994, the Trust earned 3.6% on an average invested balance of $403,000. At the end of 1995, funds held in certificates of deposit that mature in 1996, were invested to yield 5.4%.

Interest expense applicable to loans related to investment activities increased by $564,000 in 1995, while interest expense related to seasoned amortizing mortgage loans decreased by $12,000. Interest expense related to a $2 million variable rate mortgage loan increased by $37,800 in 1995, reflecting an increase in the average prime rate from 7.05% in 1994 to 8.93% in 1995. At December 31, 1995, the prime rate was 8.5%. Included in the interest expense applicable to investment activities in 1995, was $91,000 applicable to short-term loans to facilitate the acquisition of properties in 1994 and 1995. The balance of the investment activities interest expense was applicable to long-term fixed rate mortgage loans on the properties acquired. For 1995, mortgage interest expense averaged 9.10% on average outstanding balances of $18.6 million. For 1994, the overall effective interest rate was 8.77% on average outstanding balances of $13.2 million.

At December 31, 1995, approximately 90% of the Trust's mortgage notes payable provide for fixed interest rates. Using discounted cash flow analysis based on the Trust's current incremental borrowing rates, the aggregate fair value of those notes at December 31, 1995, was approximately 6% higher than the carrying amount (See Note 7 to the financial statements).

RESULTS OF OPERATIONS -- 1994

In 1994, the Trust reported significant increases in income and expenses related to its real estate operations. From June, 1993 through March, 1994, the Trust acquired three apartment properties, re-financed two of its existing properties, and sold an apartment property. Each of those transactions is described in Note 3 to the financial statements. Through those transactions the Trust increased by 57% the number of apartment units in its real estate investment portfolio, which increased apartment rental income, as a percentage of total income from operations to 95% in 1994 from 92% in 1993. For all apartments owned, economic occupancy in 1994 was 95.4%, up from 94.9% in 1993.

At the end of 1994, the Trust owned 528 apartment units in three complexes that were acquired since the beginning of 1993. Those properties, which comprised 48% of the total number of units owned at the end of 1994, accounted for 49% of the Trust's income from operations in 1994. Net of the offsetting impact of the apartment property (134 units) sold in 1993, the properties acquired accounted for 94% of the $2.1 million increase in rental income in 1994. The same properties were responsible for most of the increases in rental operating expenses (94%), depreciation (97%) and real estate taxes (92%). For 1994, the acquired apartments were 96.4% occupied and had an average expense ratio, excluding depreciation, of 44.8%. For 1993, the 340 units then considered to have been recently acquired experienced an occupancy rate of 98.7%, but accounted for only 12% of total rental income.

The Trust owned 574 apartment units in five complexes throughout 1993 and 1994. Those properties provided 47% of the Trust's income from operations in 1994, compared with 69% in 1993. Stronger occupancy in 1994, together with higher rental rates, which were up an average of 4%, combined to produce a $120,000 increase in gross income from those properties. Operating expenses for the same properties, including real estate taxes, increased by $64,000, or 4.4%, over the 1993 levels. Operating expenses, excluding depreciation, consumed 50.3% of gross possible income in 1994, up slightly from 50.1% in 1993.

Nonresidential properties, which accounted for 5% of total income from operations in 1994 and 7% in 1993, provided less than 1% of the increase in total rental income. The increased rental income from those properties resulted primarily from higher occupancy in 1994.

Forty percent of interest income in 1994 was earned at money market rates on funds in an escrow account earmarked for investment in the apartment property acquired in 1994. The balance was derived from funds invested in short-term certificates of deposit and U.S. government securities. Interest earned on those investments in 1994 represented an average yield of 3.5% on an average invested balance of $403,000. In 1993, the Trust earned 3% on an average invested balance of $609,000.

Interest expense applicable to loans related to investment activities increased by $926,000 in 1994, while interest related to seasoned amortizing mortgage loans decreased by $7,000. In addition to interest on mortgage loans, the Trust incurred $21,000 of interest expense on $500,000 that it borrowed from a bank for six months in 1994 to facilitate the acquisition of an apartment property. For 1994, mortgage interest expense averaged 8.77% on average outstanding loan balances of $13.2 million. For 1993, the overall effective interest rate was 7.99% on average outstanding balances of $3.2 million.


LIQUIDITY AND SOURCES OF CAPITAL

During the first half of 1996 two significant loans will mature. The $700,000 short-term bank loan which the Trust obtained to facilitate the purchase of an apartment property in 1995, will mature in March, and a $2 million variable-rate mortgage loan obtained on an apartment property purchased in 1993 will mature in June. The Trust is currently negotiating long-term mortgage loans to refinance the balances coming due on both of those loans. Management believes that the interest rates on new loans to be obtained will not differ significantly from the rates being accrued on the existing loans.

Other than the two loans scheduled to mature in 1996, the Trust has no obligations, nor has it made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 1996. Management is not aware of any significant transactions or events which would require material expenditures in 1996. At December 31, 1995, the Trust had $484,000 in cash and securities which management believes to be sufficient to meet anticipated working capital requirements.

Management expects to continue to operate the Trust as a real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. At December 31, 1995, the Trust had no undistributed taxable income or earnings and profits. Distributions during 1995, which totaled $1,106,000 included all taxable income and earnings and profits for 1995 and previously undistributed earnings and profits for 1994 ($12,000), plus $76,000 designated as return of capital. During 1994, the Trust distributed $1,003,000, all of which was taxable to recipients as ordinary dividends.

Due to differences in depreciation rates and carrying values of some properties, reported income before realized gain (in 1993) on disposal of real estate for 1995 was 16% lower; for 1994, 14% lower; and, for 1993, 12% lower than income for income tax purposes.

IMPACT OF INFLATION

Inflation has not had a significant impact on the Trust during 1995, 1994 and 1993.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 7 through 12 of the annual shareholders report for the year ended December 31, 1995, are included as exhibits under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or reported disagreements have occurred which are to be disclosed hereunder.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	  (a)  Identification of Trustees:

                                               Period During
                                               Which He Has   Shares of the
                                               Served As A    Trust Beneficially
                          Principal Occupation Trustee        Owned as of
Name and Address      Age For Past Five Years  (term expires) March 25, 1995
________________      ___ ____________________ ______________ ______________
John I. Bradshaw, Jr.  64 Exec. Vice President 1982 to date   91,294 (6.28%)
Indianapolis, IN          Century Realty Trust      (1997)
                          Other Directorships:
                          None

John A. Wallace        72 Real estate investor 1973 to date   15,000 (1.03%)
Indianapolis, IN          Self employed             (1996)
                          Other Directorships:
                          None

Francis M. Hapak       70 Real Estate Investor 1987 to date   47,430 (3.26%)
Indianapolis, IN          Self employed              (1996)
                          Other Directorships:
                          None

King R. Traub          71 President            1973 to date   14,662 (1.01%)
Indianapolis, IN          Traub and Co., Inc.        (1998)
                          Securities Brokerage
                          Other Directorships:
                          None

John W. Adams          47 Vice President           Nominee     1,000 (0.07%)
Indianapolis, IN          Browning Investments,
                          Inc.
                          Real Estate Developer
                          Other Directorships:
                          Brightpoint, Inc.

John I. Bradshaw, Jr. is sole owner of 38,935 shares and claims beneficial ownership of 52,359 shares owned by trusts for his children and his sister.

Francis M. Hapak is sole owner of 23,805 shares and claims beneficial ownership of 23,625 shares owned by Charlotte H. Hapak, his wife.

King R. Traub is sole owner of 10,579 shares and claims beneficial ownership of 4,083 shares owned by Jane C. Traub, his wife.

     (b)  Identification of officers:

Name                           Age  Office(s) Held
--------------------------     ---  ---------------------------------------
King R. Traub                   71  President (since 1973) and Trustee
John I. Bradshaw, Jr.           64  Executive Vice President (since 1973),
                                    Secretary (since 1979) and Trustee
John A. Wallace                 72  Treasurer (since 1979) and Trustee

The Trust has no executive officers other than those individuals listed.


ITEM 11.  EXECUTIVE COMPENSATION

     (b) Summary Compensation Table:


                                   Annual Compensation
                              --------------------------------    Long-Term
Name and                                            Other         Compensation
Principal                                           Compen-       Awards
Position                Year  Salary($)   Bonus($)  sation($)     Options(#)
----------------------  ----  ---------   --------  ----------    ------------
John I. Bradshaw, Jr.   1995  99,000       ---      1,860*<F1>       ---
  Exec. Vice Pres.      1994  99,000       ---      1,494*<F1>     5,000
  Chief Exec. Off.      1993  99,000       ---        ---            ---

<F1>
*Compensation equivalent of club dues paid on behalf of individual.

     (c)  Option grants in the last fiscal year: None

     (d)  Option exercises in the last fiscal year:  None

     Unexercised options and fiscal year end option value:

                                                            Value of
                                                            Unexercised
                                   Unexercised              In-The-Money
                                   Options at Fiscal        Options at Fiscal
                                   Year End (#)             Year End**<F1>
Name                               (All Exercisable)        (All Exercisable)
----------------------------       -----------------        -----------------
John I. Bradshaw, Jr.               5,000                        $625
Francis M. Hapak                    5,000                         625
Milton Maidenberg                   5,000                         625
King R. Traub                       5,000                         625
John A. Wallace                     4,000                         500

<F1>
** Values based on $8.875 per share, the average of the over-the-counter bid and asked prices on December 31, 1995.

All options expire 3/21/97 and are exercisable at any time until the expiration date. Upon exercise, shares in treasury, to the extent available, will be issued.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security ownership of  certain beneficial owners


                     Name and address of    Amount and nature         Percent
Title of Class       beneficial owner       of beneficial ownership   of class
-------------------  ---------------------- -----------------------   --------
Shares of            John I Bradshaw, Jr.        92,094                 6.3%
Beneficial Interest  320 N. Meridian Street
                     Indianapolis, IN

John I. Bradshaw, Jr. is sole owner of 39,735 shares and claims beneficial ownership of 52,359 shares owned by trusts for his children and his sister.

     (b)  Security ownership of management

The response to this portion of Item 12, is included in Item 10.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or transactions, as defined under this item, nor are any contemplated, to be disclosed hereunder.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)  The response to this portion of Item 14 is submitted as a separate section of this report.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

(c)  Exhibits

     The response to this portion of Item 14 is submitted as an attachment to this report.

(d)  Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CENTURY REALTY TRUST

Date:   2/28/96                                 By:  S/ JOHN I. BRADSHAW, JR.
                                                Executive Vice President
                                                and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/ DAVID F. WHITE, Controller 2/28/96     ___________________________________
                                          Milton Maidenberg, Trustee   Date

S/ KING R. TRAUB, Trustee     2/28/96     S/FRANCIS M. HAPAK, Trustee  2/28/96

_____________________________________
John A. Wallace, Trustee       Date


ITEM 14(a)(1) AND (2).  LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                        STATEMENT SCHEDULES

The following financial statements of Century Realty Trust are included in the annual report of the Registrant to its shareholders for the year ended December 31, 1995:

     Balance sheets--December 31, 1995 and 1994

     Statements of income and undistributed earnings--Years ended December 31, 1995, 1994 and 1993

     Statements of cash flows--Years ended December 31, 1995, 1994 and 1993

     Notes to financial statements

The following financial statement schedule of Century Realty Trust is included in Item 14(d):

     Schedule III--Real estate and accumulated depreciation

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                       REPORT OF INDEPENDENT AUDITORS

Board of Trustees
Century Realty Trust

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Century Realty Trust of our report dated January 19, 1996, included in the 1995 Annual Report to Shareholders of Century Realty Trust.

Our audits also included the financial statement schedule listed in Item 14(a). This schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules, referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


January 19, 1996                                           ERNST & YOUNG LLP
Indianapolis, IN


Century Realty Trust
Balance Sheets

                                                       December 31
                                                   1995           1994
                                                ------------   ------------
Assets
Real estate investments:
  Land                                           $2,068,658     $1,670,658
  Buildings                                      32,778,431     26,153,031
  Equipment                                         765,401        735,063
  Allowances for depreciation                    (6,511,045)    (5,662,588)
                                                ------------   ------------
                                                 29,101,445     22,896,164
  Net investment in direct financing leases         483,977        519,505
                                                ------------   ------------
                                                 29,585,422     23,415,669
Cash and cash equivalents                           189,929         58,491
Certificates of deposit                             293,946        197,190
Accounts and accrued income receivable              309,873        164,985
Undeveloped land                                     99,675         99,675
Other assets                                        283,238        244,708
                                               	------------   ------------
                                                $30,762,083    $24,180,718
                                                ------------   ------------
                                                ------------   ------------
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                  $700,762            ---
  Mortgage notes payable                         19,748,063    $14,606,780
  Accounts payable and accrued compensation         298,553        217,163
  Accrued interest                                  132,056         48,145
  State income and property taxes                   972,368        803,194
  Tenants' security deposits and unearned rent      424,830        346,675
                                                ------------   ------------
                                                 22,276,632     16,021,957
Shareholders' equity:
  Shares of Beneficial Interest, no par
  value-authorized 5,000,000 shares,
  issued 1,529,353 shares in 1995 and
  1,458,765 in 1994, including 77,414
  shares in treasury                              6,245,289      5,645,289
  Undistributed income other than from
   gain on the sale of real estate                1,453,788      1,727,098
  Undistributed net realized gain from the
   sale of real estate                            1,316,078      1,316,078
  Cost of treasury shares                          (529,704)      (529,704)
                                                ------------   ------------
                                                  8,485,451      8,158,761
                                                ------------   ------------
                                                $30,762,083    $24,180,718
                                                ------------   ------------
                                                ------------   ------------

See accompanying notes.


Century Realty Trust
Statements of Income

                                                   Year ended December 31
                                             1995         1994          1993
                                          ----------   ----------   -----------
Income:
Real estate operations:
  Rental Income                           $7,508,685   $5,874,657   $3,759,153
  Income from direct financing leases         65,708       69,980       73,737
                                          -----------  -----------  -----------
                                           7,574,393    5,944,637    3,832,890
  Less:
     Real estate operating expenses        2,760,489    2,091,609    1,439,669
     Provision for depreciation            1,053,170      864,549      562,934
     Real estate taxes                       834,212      723,691      465,504
                                          -----------  -----------  -----------
                                           4,647,871    3,679,849    2,468,107
                                          -----------  -----------  -----------
                                           2,926,522    2,264,788    1,364,783
Interest                                      30,008       24,609       25,786
Sundry                                       157,063       74,446       62,605
                                          -----------  -----------  -----------
                                           3,113,593    2,363,843    1,453,174
Expenses:
Interest                                   1,768,795    1,179,274      259,544
State income taxes                           131,133      115,714       74,079
General and administrative                   381,286      365,877      349,245
                                          -----------  -----------  -----------
                                           2,281,214    1,660,865      682,868
                                          -----------  -----------  -----------
Income before realized gain on
  disposal of real estate                    832,379      702,978      770,306

Realized gain on disposal of real estate         ---          ---    1,316,078
                                          -----------  -----------  -----------
Net income                                  $832,379     $702,978   $2,086,384
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------
Per share data:
  Average number of shares outstanding     1,389,087    1,345,605    1,258,310
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------
  Net income                                   $0.60        $0.52        $1.66
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

See accompanying notes.


Century Realty Trust
Statements of Cash Flows

                                                             Year ended December 31
                                                         1995         1994         1993
                                                     -----------  -----------  -----------
Operating Activities
Net income                                             $832,379     $702,978   $2,086,384
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                       1,080,478      887,684      567,795
  Gain on disposal of real estate                           ---          ---   (1,316,078)
  Changes in operating assets and liabilities:
      Accounts and accrued income receivable           (144,888)     (49,172)      (3,805)
      Other assets                                      (43,597)     (59,910)       5,704
      Accounts payable and accrued compensation         122,823      (56,349)      91,851
      Tenants' security deposits and uneared rent        40,352       15,241      (24,501)
Net cash provided by operations                       1,887,547    1,440,472    1,407,350
                                                     -----------  -----------  -----------
Investing Activities:
Investment in certificates of deposit                (1,974,220)  (2,084,112)  (2,185,366)
Proceeds from matured certificates of deposit         1,877,464    2,185,350    2,083,831
Acquisition of real estate, net of debt assumed      (6,077,196)    (710,181)  (3,500,163)
Purchase of property and improvements                  (329,038)    (476,844)    (317,143)
Lease principal payments received                        35,528       31,256       27,499
                                                     -----------  -----------  -----------
Net cash used in investing activities                (6,467,462)  (1,054,531)  (3,891,342)

Financing Activities:
Net short-term bank borrowings                          700,762          ---          ---
Net proceeds from mortgage notes payable              5,368,000    1,087,601    3,799,239
Principal payments on mortgage notes payable           (258,717)    (686,183)    (184,964)
Sale of treasury shares                                     ---        8,750          ---
Dividends paid to shareholders                       (1,098,692)    (996,261)    (962,062)
                                                     -----------  -----------  -----------
Net cash provided by (used in) financing activites    4,711,353     (586,093)   2,652,213
                                                     -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents    131,438     (200,152)     168,221
Balance at beginning of year                             58,491      258,643       90,422
                                                     -----------  -----------  -----------
Balance at end of year                                 $189,929      $58,491     $258,643
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------

See accompanying notes.


Century Realty Trust
Statements of Shareholders' Equity


                                                           Undistributed Unrealized
                                                           Income Other  Net
                                  Outstanding              Than From     Realized
                                  Shares of   Shares of    Gain on       Gain from    Cost of
                                  Benefical   Benefical    Sale of       Sale of      Treasury
                                  Interest    Interest     Real Estate   Real Estate  Shares         Total
                                  ----------  -----------  -----------   -----------  ------------   -----------
Balance at January 1, 1993        1,246,234   $5,445,497   $2,223,771           ---   ($1,454,243)   $6,215,025
   Net income for 1993                  ---          ---      770,306     1,316,078                  $2,086,384
   Dividends ($.77 per share)           ---          ---     (967,047)          ---           ---      (967,047)
   Shares issued for real estate
     acquisition                     43,164       47,130          ---           ---       295,350       342,480
                                  ----------  -----------  -----------   -----------  ------------   -----------
Balance at December 31, 1993      1,289,398    5,492,627    2,027,030     1,316,078    (1,158,893)    7,676,842
   Net income for 1994                  ---          ---      702,978           ---           ---       702,978
   Dividends ($.75 per share)           ---          ---   (1,002,910)          ---           ---    (1,002,910)
   Shares issued for real estate
     acquisition                     90,953      150,755          ---           ---       622,346       773,101
   Stock options exercised            1,000        1,907          ---           ---         6,843         8,750
                                  ----------  -----------  -----------   -----------  ------------   -----------
Balance at December 31, 1994      1,381,351    5,645,289    1,727,098     1,316,078      (529,704)    8,158,761
   Net income for 1995                  ---          ---      832,379           ---           ---       832,379
   Dividends ($.78 per share)           ---          ---   (1,105,689)          ---           ---    (1,105,689)
   Shares issued for real estate
     acquisition                     70,588      600,000          ---           ---           ---       600,000
                                  ----------  -----------  ----------    -----------  ------------   -----------
Balance at December 31, 1995      1,451,939   $6,245,289   $1,453,788    $1,316,078     ($529,704)   $8,485,451
                                  ----------  -----------  -----------   -----------  ------------   -----------
                                  ----------  -----------  -----------   -----------  ------------   -----------

See accompanying notes.


Century Realty Trust
Notes to Financial Statements
December 31, 1995

1. Significant Accounting Policies

Organization and Management Agreements:

Century Realty Trust (the Trust) commenced operations under a Plan of Reorganization as of January 1, 1973, as the successor in interest to American National Trust and Republic National Trust.

The Trust's residential rental properties are managed under agreements with independent property management firms. The agreements provide for management fees based generally on gross rental collections.

Cash and Cash Equivalents:

Cash and cash equivalents include cash and certificates of deposit with original maturities of 30 days or less.

Real Estate Investments:

Real estate investments are stated on the basis of cost, except for real estate investments transferred from the predecessor trusts which are stated at appraised values as of January 1, 1973. Depreciation is computed by the straight-line method based on estimated economic lives ranging from 29 to 40 years for buildings and 3 to 15 years for equipment.

Treasury Shares:

Treasury shares are carried at cost and shares reissued are removed based on average cost. The difference between proceeds received on re-issuance and the average cost is credited or charged to Shares of Beneficial Interest.

Income Taxes:

The Trust intends to continue to qualify as a real estate investment trust as defined in the Internal Revenue Code and will distribute its taxable income. Realized gains on the sale of investments are distributed to shareholders if and when recognized for income tax purposes. Assuming compliance with other requirements of the Code, income so distributed will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the financial statements.

Net Income per Share:

Net income per share is based on the weighted average number of shares outstanding during the year.

Use of Estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncement:

In 1995, the FASB issued Statement No. 121 effective in 1996, which requires impairment losses, if any, to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Trust will comply with Statement 121 in the event that a material impairment is indicated. Under current circumstances the Trust has no impaired long-lived assets.

2.  Real Estate Investments:

Real estate investments consist principally of apartments and commercial properties in Indiana. In connection with these properties the Trust is principally a lessor using short-term operating leases except for two restaurant properties which it leases to the operators using long-term agreements expiring in 1998 and 2004. In addition to specified minimum payments, the restaurant leases provide for contingent rentals based upon percentage of gross receipts derived by the lessees. The Trust has no obligation to grant purchase options to the lessees. The Trust's net investment in direct financing leases consists of:

                                                   1995            1994
                                                ----------       ---------
      Minimum lease payments receivable          $694,772        $796,008
      Estimated unguaranteed residual values      101,484         101,484
      Unearned income                            (312,279)       (377,987)
                                                ----------       ---------
      Net investment                             $483,977        $519,505
                                                ----------       ---------
                                                ----------       ---------

At December 31, 1995 future minimum lease payments receivable from direct financing leases for the years 1996 through 1998 are $101,236 per year, $66,095 for 1999 and 2000, and $258,873 for all years thereafter. Also, at December 31, 1995, future minimum lease payments receivable from noncancelable operating leases for 1996 through 1998 are $33,489 per year, $18,905 for 1999 and 2000, and $74,043 for all years thereafter.

3.  Real Estate Investment Transactions

In June 1993, the Trust purchased the 132-unit Regency Royale apartment property in Mishawaka, Indiana for $3.8 million. In connection with the purchase, the Trust issued 18,164 shares of beneficial interest and obtained a $2 million mortgage loan.

In October 1993, through a qualified intermediary, the Trust relinquished the 134-unit Greenbriar apartment property in Hammond, Indiana; and, subsequently acquired the 208-unit Creek Bay at Meridian Woods apartments in December 1993 and the 188-unit Eagle Creek Park apartments in March 1994, both in Indianapolis. The disposition and acquisitions were structured as a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code so that, for tax purposes, the realized gain from the Greenbriar disposition was no recognized.

Creek Bay at Meridian Woods was purchased for $7.6 million. The Trust issued 25,000 shares of beneficial interest, and assumed first mortgage loan balances and other liabilities totaling $5.7 million. The intermediary disbursed $1.7 million of the Greenbriar proceeds to complete the purchase.

Eagle Creek Park apartments was purchased for $6.1 million. The Trust issued 90,953 shares of beneficial interest, assumed an existing first mortgage loan and other liabilities totaling $4.4 million and paid approximately $900,000 in cash which included the remaining Greenbriar sale proceeds held by the qualified intermediary.

In March 1995, the Trust purchased the Fox Run apartments, a 256-unit property in Indianapolis, Indiana, for $6.9 million, $5.4 million of which was financed by a new ten-year first mortgage loan. The Trust also obtained a $1 million one-year unsecured bank line of credit and borrowed $700,000 which it expects to repay with proceeds from refinancing other real estate. The line of credit rate of interest was 9% at December 31, 1995. Also, related to the financing of Fox Run, the Trust issued 70,588 unregistered shares of beneficial interest valued at $600,000.

4.  Mortgage Notes Payable

Mortgage notes are payable in monthly installments, including interest at rates ranging from 8 1/8% to 9 3/4% per annum, and mature from June 4, 1996 to April 30, 2005. The aggregate amount of long-term debt maturities for each of the five years after December 31, 1995 are: 1996, $2,310,662; 1997, $336,139;
1998, $5,676,519; 1999, $299,275 and 2000, $3,735,572.

The Trust used an interest-rate swap agreement to effectively convert the new $5.4 million Fox Run mortgage loan from a floating interest rate to a fixed rate, thus reducing the impact of interest rate changes on future income.

At December 31, 1995, approximately $25,811,000 of the real estate investments owned by the Trust represent collateral for the mortgage notes payable.

5.  Shareholder Rights Plan

In 1989, the Board of Trustees adopted a Shareholder Rights Plan and distributed as a dividend one purchase right (a "Right") for each outstanding share of Beneficial Interest. At December 31, 1995 there were 1,451,939 Rights outstanding.

Each Right entitles the holder to purchase from the Trust one share of Beneficial Interest at a price of $15 per share, subject to certain antidilution adjustments. The Rights are not exercisable or transferable apart from the shares until certain events occur relating to the acquisition of shares of the Trust as defined in the Plan. The Rights may be redeemed by the Board of Trustees at a redemption price of $01 per Right until certain events relating to the acquisition of shares of the Trust as defined by the Plan occur.

The Rights will expire October 10, 1999, unless the date is extended or the Rights are exercised by the holder or redeemed by the Trust before that date. Until exercised, the holder of the Rights, as such, will have no rights as a shareholder of the Trust, including, without limitation, the right to vote as a shareholder or receive dividends.

6.  Stock Options

In 1994, the Board of Trustees granted each of the five current members of the Board an option to purchase up to 5,000 shares of beneficial interest of the Trust. The options are exercisable on or before March 21, 1997, at a price of $8.75 per share, the fair market value at the date of grant. During 1994, options for 1,000 shares were exercised. No options were granted or exercised during 1995, and 24,000 shares were unexercised at December 31, 1995.

7.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Trust in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Certificates of Deposit: The carrying amount reported in the balance sheet for the certificates of deposit approximates its fair value.

Short-term Debt and Mortgage Notes Payable: The carrying amount of the Trust's borrowings under its short-term line of credit approximate their fair value. The fair value of the Trust's mortgage notes payable are estimated using discounted cash flow analyses, based on the Trust's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Trust's financial instruments are as follows:

                                              December 31, 1995
                                       Carrying Amount     Fair Value
                                       ---------------     ------------
Cash and cash equivalents              $   189,929          $   190,000
Certificates of deposit                    293,946              294,000
Short-term debt                            700,762              701,000
Mortgage notes payable                  19,748,063           20,942,000
Report of Independent Auditors


Board of Trustees
Century Realty Trust

We have audited the accompanying balance sheets of Century Realty Trust as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Realty Trust as of December 31, 1995 and 1994, and results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

January 19, 1996                                            ERNST & YOUNG LLP
Indianapolis, IN

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
CENTURY REALTY TRUST
December 31, 1995

    Col. A             Col. B             Col. C                  Col. D                       Col. E                    Col. F
                                                             Cost Capitalized         Gross amount at Which
                                  Initial Cost to Company  Subsequent to Acquisition  Carried at Close of Period
                                  ------------------------ -------------------------  --------------------------
                                                   Buildings                                  Buildings
                                                      and                   Carrying            and                    Accumulate
Description                 Encumbrance  Land     Improvements Improvements  Costs   Land    Improvements   Total      Depreciation
___________________________________________________________________________________________________________________________________
Apartments-Richmond, IN      First Mortg    $56,700    $852,500   $391,524   ---     $63,445  $1,237,279  $1,300,724       $860,152
Apartments-Marion, IN        First Mortg     57,800     517,200    624,923   ---      57,800   1,142,123   1,199,923        659,758
Apartments-Kokomo, IN           None        128,000   1,622,000  1,403,867   ---     128,000   3,025,867   3,153,867      1,816,422
Apartments-Indianapolis, IN     None         37,655     693,295    307,525   ---      37,655   1,000,820   1,038,475        637,797
Apartments-Indianapolis, IN     None         47,345     871,705        ---   ---      47,345     871,705     919,050        601,476
Apartments-Indianapolis, IN  First Mortg    117,000   1,168,308    101,529   ---     117,000   1,269,837   1,386,837        285,362
Apartments-Mishawaka, IN     First Mortg    125,000   3,638,499     37,159   ---     125,000   3,675,658   3,800,658        238,163
Apartments-Indianapolis, IN  First Mortg    340,940   7,101,480     10,483   ---     340,940   7,111,963   7,452,903        367,712
Apartments-Indianapolis, IN  First Mortg    378,000   5,679,172    231,089   ---     378,000   5,910,261   6,288,261        266,359
Apartments-Indianapolis, IN  First Mortg    398,000   6,446,469     52,918   ---     398,000   6,499,387   6,897,387        122,210
Warehouse -Carmel, IN        First Mortg     54,000     446,075     89,981   ---      54,000     536,056     590,056        273,937
Restaurant-Longwood, FL         None        113,479         ---        ---   ---     113,479         ---     113,479            ---
Restaurant-Indianapolis, IN     None        136,494         ---        ---   ---     136,494         ---     136,494            ---
Office-Indianapolis, IN         None         71,500     457,818     18,685   ---      71,500     476,503     548,003        134,151
                                         ---------- ----------- ---------- -----  ---------- ----------- -----------     ----------
                                          2,061,913  29,494,521  3,269,683   ---   2,068,658  32,757,459  34,826,117      6,263,499
Construction in progress
  various locations             None            ---         ---     20,972   ---         ---      20,972      20,972            ---
                                         ---------- ----------- ---------- -----  ---------- ----------- -----------     ----------
                                          2,061,913  29,494,521  3,290,655   ---   2,068,658  32,778,431  34,847,089      6,263,499
Equipment-various locations     None            ---     246,421    518,980   ---         ---     765,401     765,401        247,546
                                         ---------- ----------- ---------- -----  ---------- ----------- -----------     ----------
TOTAL REAL ESTATE                        $2,061,913 $29,740,942 $3,809,635   ---  $2,068,658 $33,543,832 $35,612,490<F1> $6,511,045
                                         ---------- ----------- ---------- -----  ---------- ----------- -----------     ----------
                                         ---------- ----------- ---------- -----  ---------- ----------- -----------     ----------
Undeveloped land
  various locations             None        $99,675         ---        ---   ---     $99,675         ---     $99,675<F2>        ---
                                         ---------- ----------- ---------- -----  ---------- ----------- -----------     ----------
                                         ---------- ----------- ---------- -----  ---------- ----------- -----------     ----------



          Col. A              Col. G       Col. H               Col. I
                                                            Life on Which
                                                           Depreciation in
                                                            Latest Income
                              Date of        Date             Statements
Description                   Construction  Acquired          Is Computed
__________________________________________________________________________
Apartments-Richmond, IN       1965         January, 1973      31 years
Apartments-Marion, IN         1962         January, 1973      31 years
Apartments-Kokomo, IN         1965         January, 1973      29 years
Apartments-Indianapolis, IN   1965         January, 1973      33 years
Apartments-Indianapolis, IN   1967         January, 1973      33 years
Apartments-Indianapolis, IN   1963         September, 1989    28 years
Apartments-Mishawaka, IN      1983         June, 1993         40 years
Apartments-Indianapolis, IN   1992         December, 1993     40 years
Apartments-Indianapolis, IN   1974         March, 1994        40 years
Apartments-Indianapolis, IN   1974         March, 1995        40 years
Warehouse -Carmel, IN         1972         October, 1977      33 years
Restaurant-Longwood, FL       1978         January, 1979        N/A
Restaurant-Indianapolis, IN   1979         November, 1986       N/A
Office-Indianapolis, IN       1966         July, 1986         33 years
Construction in progress
  various locations                          N/A
Equipment-various locations   Various      Various            3-15 years
TOTAL REAL ESTATE
Undeveloped land
  various locations            N/A         January, 1973         N/A


<F1>
The aggregate carrying value for tax purposes is $26,200,657.

<F2>
The aggregate carrying value for tax purposes is $72,522.


SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
CENTURY REALTY TRUST
December 31, 1995
                                                      Total Land,
                                         Buildings     Buildings
                                            and           and                  Accumulated   Undeveloped
                               Land     Improvements  Improvements  Equipment  Depreciation    Land
                             ----------  -----------   -----------   --------  -----------    -------
Balance December 31, 1992      $912,218  $10,740,599   $11,652,817   $530,982  $5,471,893     $99,675
   Additions:
       Acquisitions             465,940   10,739,979    11,205,919    237,656         ---         ---
       Improvements                 ---      291,847       291,847     48,234         ---         ---
       Depreciation                 ---          ---           --     560,912         ---         ---
   Deductions:
       Disposition               85,500    1,641,464     1,726,964     59,911   1,017,077         ---
       Fully amortized costs                  12,396        12,396     69,416      81,812         ---
                             ----------  -----------   -----------   --------  -----------    -------
Balance December 31, 1993     1,292,658   20,118,565    21,411,223    687,545   4,933,916      99,675
   Additions:
       Acquisitions             378,000    5,675,312     6,053,312     63,000         ---         ---
       Improvements                 ---      428,641       428,641     48,203         ---         ---
       Depreciation                 ---          ---           ---    861,844         ---         ---
   Deductions:
       Fully amortized costs        ---       69,487        69,487     63,685     133,172         ---
                             ----------  -----------   -----------   --------  -----------    -------
Balance December 31, 1994     1,670,658   26,153,031    27,823,689    735,063   5,662,588      99,675
   Additions:
       Acquisitions             398,000    6,446,469     6,844,469     85,000         ---         ---
       Improvements                 ---      231,494       231,494     94,730         ---         ---
       Depreciation                 ---          ---           ---        ---   1,050,412         ---
   Deductions:
       Fully amortized costs        ---       52,563        52,563    149,392     201,955         ---
                             ----------  -----------   -----------   --------  -----------    -------
Balance December 31, 1995    $2,068,658  $32,778,431   $34,847,089   $765,401  $6,511,045     $99,675
                             ----------  -----------   -----------   --------  -----------    -------
                             ----------  -----------   -----------   --------  -----------    -------
