Form 10-Q
period 1996-03-31
CENTURY REALTY TRUST
filed 1996-05-10
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON,  D.C. 20549

                                      FORM 10Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996           	   Commission File Number 0-7716


                          CENTURY REALTY TRUST
         (Exact name of Registrant as specified in its charter)


    INDIANA                                                   35-1284316
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)


419 Chamber of Commerce Building                                    46204
    Indianapolis, Indiana                                        (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code             (317)632-5467



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

Shares of Beneficial Interest, no par value                   1,453,939 shares



BALANCE SHEETS
Century Realty Trust
                                                   March         December
                                                 31, 1996        31, 1995
                                                 __________     __________
                                                 Unaudited
Assets
Real estate investments:
  Land                                            $2,068,658      $2,068,658
  Buildings                                       32,804,016      32,778,431
  Equipment                                          814,252         765,401
  Allowances for depreciation                     (6,787,960)     (6,511,045)
                                                  -----------     -----------
                                          						  28,898,966      29,101,445
  Net investment in direct financing leases          473,880         483,977
                                                  -----------     -----------
                                                  29,372,846      29,585,422
Cash and cash equivalents                            200,033         189,929
Certificates of deposit                              787,971         293,946
Accounts and accrued income receivable               389,411         309,873
Undeveloped land                                      99,675          99,675
Other assets                                         343,388         283,238
                                                  -----------     -----------
                                                 $31,193,324     $30,762,083
                                                 ------------    ------------
                                                 ------------    ------------
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                   $700,762        $700,762
  Mortgage notes payable                          19,673,365      19,748,063
  Accounts payable and accrued compensation          310,475         298,553
  Accrued interest                                   131,793         132,056
  State income and property taxes                  1,249,951         972,368
  Tenants' security deposits and unearned rent       411,654         424,830
                                                 ------------    ------------
                                                  22,478,000      22,276,632

Shareholders' equity:
  Shares of Beneficial Interest, no par value-authorized
   5,000,000 shares, issued 1,529,353 shares, including
   75,414 shares in treasury (77,414 shares at
   December 31, 1995                               6,249,104       6,245,289
  Undistributed income other than from
   gain on the sale of real estate                 1,666,161       1,453,788
  Undistributed net realized gain from the
   sale of real estate                             1,316,078       1,316,078
  Cost of treasury shares                           (516,019)       (529,704)
                                                 ------------    ------------
                                                   8,715,324       8,485,451
                                                 ------------    ------------
                                                 $31,193,324     $30,762,083
                                                 ------------    ------------
                                                 ------------    ------------
See accompanying notes.


STATEMENTS OF  INCOME
Century Realty Trust
Unaudited
                                                        Three Months
                                                       Ended March 31,
                                                  ________________________
                                                     1996         1995
                                                  __________  ____________
Income
Real estate operations:
  Rental Income                                   $2,018,319   $1,578,997
  Income from direct financing leases                 15,212       16,427
                                                  -----------  -----------
                                                   2,033,531    1,595,424
  Less:
     Real estate operating expenses                  750,937      571,818
     Provision for depreciation                      277,590      230,760
     Real estate taxes                               243,450      200,460
                                                  -----------  -----------
                                                   1,271,977    1,003,038
                                                  -----------  -----------
                                                     761,554      592,386
Interest                                               6,786        6,870
Sundry                                                42,342       25,627
                                                  -----------  -----------
                                                     810,682      624,883
Expenses
Interest                                             466,723      325,585
State income taxes                                    34,861       29,795
General and administrative                            96,725       94,228
                                                  -----------  -----------
                                                     598,309      449,608
                                                  -----------  -----------
Net income                                          $212,373     $175,275
                                                  -----------  -----------
                                                  -----------  -----------
Net income per share of
  Beneficial Interest                                  $0.15        $0.13
                                                  -----------  -----------
                                                  -----------  -----------
Weighted average number
  of shares outstanding                            1,453,272    1,381,351


See accompanying notes.


STATEMENTS OF CASH FLOW
Century Realty Trust
Unaudited
                                                           Three Months
                                                          Ended March 31,
                                                     _________________________
                                                       1996           1995
                                                     __________   ___________
Operating Activities
Net income                                            $212,373       $175,275
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                        284,685        236,781
  Changes in operating assets and liabilities:
    Increase in accounts and income
      receivable                                       (79,538)       (46,438)
    Increase in prepaid expenses and other assets      (67,920)       (59,333)
    Increase in accounts payable and accrued expenses   290,466        278,669
    Increase (decrease) in tenants' security deposits
     and unearned rents                                (13,176)        78,053
                                                      ---------    -----------
Net cash provided by operations                        626,890        663,007

Investing Activities
Investment in certificates of deposit                 (592,735)      (792,198)
Proceeds from matured certificates of deposit           98,711        296,736
Acquisition of real estate, net of debt assumed              0     (5,930,835)
Purchase of property improvements and replacements     (74,436)       (56,346)
Principal payments received under leases                10,097          8,882
                                                      ---------    -----------
Net cash used in investing activities                 (558,363)    (6,473,761)

Financing Activities
Proceeds from sale of treasury shares                   17,500              0
Short-term bank borrowing                                    0        545,762
Proceeds from long-term mortgage loans                       0      5,368,000
Principal payments on mortgage notes payable           (74,698)       (46,821)
Dividends paid to shareholders                          (1,225)        (2,284)
                                                      ---------    -----------
Net cash provided by (used in) financing activities    (58,423)     5,864,657
                                                      ---------    -----------
Net increase (decrease) in cash and cash equivalents    10,104         53,903
Balance at beginning of period                         189,929         58,491
                                                      ---------    -----------
Balance at end of period                              $200,033       $112,394
                                                      ---------    -----------
                                                      ---------    -----------

See accompanying notes.


NOTES TO FINANCIAL STATEMENTS

CENTURY REALTY TRUST
Unaudited

NOTE 1 - REAL ESTATE INVESTMENT TRANSACTIONS

     On March 31, 1995, the Trust purchased the Fox Run Apartments, a
256-unit garden apartment property in Indianapolis, Indiana.   The
purchase price was $6.9 million including prorations and assumed liabilities of approximately $240,000. The balance of the purchase price consisted of a new 9.5%, 10-year first mortgage loan for $5.4 million from a bank, and 70,588 unregistered shares of beneficial interest valued at $600,000. To complete the purchase, the Trust borrowed approximately $700,000 from a bank under a $1 million line of credit which it expects to repay with proceeds from refinancing other real estate.


NOTE 2 - MORTGAGE NOTES PAYABLE

     Eight of the Trust's properties are encumbered by mortgage loans that are payable in monthly installments totaling approximately $170,000, including interest at rates ranging from 8.125% to 9.75% per annum, and which mature from June 4, 1996 to March 31, 2005. The approximate aggregate amount of scheduled mortgage loan repayments for each of the remaining quarters of 1996 are: second quarter, $76,300; third quarter, $78,600; and, fourth quarter, $81,000.

     A mortgage loan with a balance of $2 million will mature on June 4, 1996. That loan provides for the payment of interest only at the lender's prime rate (currently 8.25%). The Trust intends to obtain a longer term loan on the mortgaged property on or before the maturity date in an amount sufficient to retire the present balance.


NOTE 3 - FEDERAL INCOME TAXES

     The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. Assuming compliance with other requirements of the Code, income distributed will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the financial statements.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INVESTMENT ACTIVITY

     The changes in the financial condition of the Trust, and the results of its operations for the quarter ended March 31, 1996 and 1995 resulted primarily from an investment property transaction in 1995. On March 31, 1995, the Trust purchased the Fox Run apartments, a 256-unit property in Indianapolis, Indiana for $6.9 million. Including the cost of certain improvements, the total acquisition cost was $7,036,000 ( $27,485 per unit). With the addition of Fox Run, the Trust increased the number of apartments it owns by 23% to 1,358 units and the number of apartment properties to nine, all of which are located in Indiana.


FINANCING ACTIVITY

     The purchase of the Fox Run apartments in 1995 was financed by a combination of long-term and short-term loans. Approximately 75% of the purchase price was paid with proceeds of a new 9.5%, 10-year first mortgage loan. Short-term financing included approximately $700,000 borrowed from a bank under an unsecured line of credit, which the Trust expects to repay with proceeds from refinancing one of its other properties. Also, in connection with the purchase of Fox Run, the Trust issued 70,588 unregistered shares of beneficial interest worth $600,000.


RESULTS OF OPERATIONS

     For the first quarter of 1996, the Trust reported significant increases over the comparable 1995 period in both rental income and income from real estate operations. In spite of a $46,830 increase in the provision for depreciation, substantially all of which related to the Fox Run apartments, reported net income increased by $37,098, or $.02 per share. The 21% increase in net income was due primarily to improved results of operations from the core properties (properties owned throughout the first quarter of 1996 and 1995). The Fox Run apartments acquired in 1995 and financing activities related thereto, accounted for a decrease in net income of $19,832, after provision for depreciation of $46,770.

     The eight apartment properties (1,102 units) that the Trust owned throughout the first quarters of 1996 and 1995 reported average three-month occupancy rates of 96.9% and 96.6% for the two periods, respectively.
Average rental rates increased 3.3% for those properties over the prior year period. The combined effect of higher occupancy rates and higher rental rates resulted in a 3.7% increase in gross revenue from the core group of apartments. Operating expenses, excluding interest and depreciation, for the same properties amounted to 47.1% of gross possible income for the first quarter of 1996, down from 47.7% for the prior year period, and amounted to an increase of less than 2% in total operating expenses.

     For the Fox Run apartments, occupancy averaged 97.2% and operating expenses, as a percent of gross possible income, amounted to 51.8% for the first quarter of 1996. Both of these performance measures represent improvements over the comparable percentages of 95.6% and 52.8%, respectively, experienced during the nine months of 1995 that the Trust owned Fox Run.

     Rental properties other than apartments, which accounted for 4.1%
percent of total rental income in the first quarter of 1996, produced a 22.7% ($12,177) increase in net operating income compared with the prior year. Rental income, primarily on the strength of higher occupancy rates, was up $12,721, or 17.6%, while operating expenses decreased by 2.9%.

     Due to investing and financing activities related to the purchase of Fox Run in 1995, interest expense was approximately $146,500 higher for the first quarter of 1996 than for the comparable prior year quarter. Interest expense related to loans outstanding throughout the first quarters of 1996 and 1995 declined by $4,500 due the scheduled reduction of loan balances, and $2,025 due to lower rates applicable to one variable-rate mortgage loan which provides for interest at the prime rate.


FINANCIAL CONDITION AND LIQUIDITY


     At March 31,1996, the Trust held approximately $988,000 in cash and certificates of deposit. It invests funds in excess of immediate cash needs in U.S. government securities and FDIC-insured certificates of deposit. The Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1996. No transactions or events have occurred to indicate that funds provided by operations during the balance of 1996 will differ disproportionately from the first quarter of the year.

     Management expects to repay the $700,762 of short-term debt with proceeds from new mortgage borrowing on other property owned by the Trust. The $2,000,000 variable rate mortgage loan which matures June 4, 1996, will be repaid with the proceeds of a new loan, with the same property presently encumbered serving as collateral. Management believes that the balance of the loan represents less than 60% of the market value of the property, and that the full amount will be refinanced.

     The Trust intends to continue as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. The Trust has, since 1978, followed a practice of making cash distributions to its shareholders in June and December each year. On
May 1, 1996, the Board of Trustees declared a cash distribution of $.40 per share to be paid June 17, 1996 to shareholders of record May 17, 1996. In December, 1995, the Trust paid $.40 per share, and in June, 1995, $.38 per share. With 1,453,939 shares currently outstanding, the June, 1996, distribution will require the disbursement of $581,576.


INFLATION

     Management believes that the direct effects of inflation on the Trust's operations have been insignificant.


                                  PART II


     Item 6(b). No events occurred during the three months ended March 31, 1996, which would have necessitated the filing of a report on Form 8K.


                       MANAGEMENT REPRESENTATIONS


     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at March
31, 1996, and December 31, 1995, and the results of its operations and its cash flow for the three months ended March 31, 1996, and March 31, 1995, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1995 annual report.



                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     CENTURY REALTY TRUST




Date_____________                               By___________________________
                                                  John I. Bradshaw, Jr.
                                                  Executive Vice President,
                                                  Secretary and Treasurer




Date_____________                               By___________________________
                                                  David F. White
                                                  Controller