Form 10-Q
period 1996-06-30
CENTURY REALTY TRUST
filed 1996-08-13
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C. 20549

                                 FORM 10Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996               Commission File Number 0-7716


                           CENTURY REALTY TRUST
           (Exact name of Registrant as specified in its charter)


    INDIANA                                             35-1284316
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                      Identification No.)


419 Chamber of Commerce Building                            46204
Indianapolis, Indiana                                     (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code         317)632-5467


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



BALANCE SHEETS
Century Realty Trust
                                                     June           December
                                                  30, 1996          31, 1995
                                                 ____________     ____________
                                                   Unaudited
Assets
Real estate investments:
 Land                                             $2,068,658       $2,068,658
 Buildings                                        32,885,194       32,778,431
 Equipment                                           829,720          765,401
 Allowances for depreciation                      (7,064,874)      (6,511,045)
                                                 ____________     ____________
                                                  28,718,698       29,101,445
 Net investment in direct financing leases           463,783          483,977
                                                 ____________     ____________
                                                  29,182,481       29,585,422
Cash and cash equivalents                            162,183          189,929
Certificates of deposit and U.S. government
 agency securities                                   491,073          293,946
Accounts and accrued income receivable               408,085          309,873
Undeveloped land                                      99,675           99,675
Other assets                                         284,973          283,238
                                                 ____________     ____________
                                                 $30,628,470      $30,762,083
                                                 ____________     ____________
                                                 ____________     ____________

Liabilities and shareholders' equity
Liabilities:
 Short-term debt                                          $0         $700,762
 Mortgage notes payable                           20,349,410       19,748,063
 Accounts payable and accrued compensation           299,879          298,553
 Accrued interest                                    129,775          132,056
 State income and property taxes                   1,047,130          972,368
 Tenants' security deposits and unearned rent        417,575          424,830
                                                 ____________     ____________
                                                  22,243,769       22,276,632

Shareholders' equity:
Shares of Beneficial Interest, no par value-
 authorized 5,000,000 shares, issued 1,529,353
 shares,including 75,414 shares in treasury
 (77,414 shares at December 31, 1995)              6,249,104        6,245,289
Undistributed income other than from gain on
 the sale of real estate                           1,335,538        1,453,788
Undistributed net realized gain from the
 sale of real estate                               1,316,078        1,316,078
Cost of treasury shares                             (516,019)        (529,704)
                                                 ____________     ____________
                                                   8,384,701        8,485,451
                                                 ____________     ____________
                                                 $30,628,470      $30,762,083
                                                 ____________     ____________
                                                 ____________     ____________

See accompanying notes.


STATEMENTS OF  INCOME
Century Realty Trust
 Unaudited
                                     Three Months               Six Months
                                    Ended June 30,            Ended June 30,
                                 ____________________   ______________________
                                   1996       1995          1996         1995
                                 __________ __________  __________  __________

Income
Real estate operations:
 Rental Income                   $2,006,016 $1,956,820  $4,024,335  $3,535,817
 Income from direct financing
  leases                             15,213     16,427      30,425      32,854
                                 __________ __________  __________  __________
                                  2,021,229  1,973,247   4,054,760   3,568,671
Less:
 Real estate operating expenses     754,629    736,479   1,505,566   1,308,297
 Provision for depreciation         277,590    276,480     555,180     507,240
 Real estate taxes                  196,640    195,813     440,090     396,273
                                 __________ __________  __________  __________
                                  1,228,859  1,208,772   2,500,836   2,211,810
                                 __________ __________  __________  __________
                                    792,370    764,475   1,553,924   1,356,861
Interest                             11,962      8,577      18,748      15,447
Sundry                               39,435     39,100      81,777      64,727
                                 __________ __________  __________  __________
                                    843,767    812,152   1,654,449   1,437,035
Expenses
Interest                            462,437    482,871     929,160     808,456
State income taxes                   35,647     36,200      70,508      65,995
General and administrative           94,730     91,908     191,455     186,136
                                 __________ __________  __________  __________
                                    592,814    610,979   1,191,123   1,060,587
                                 __________ __________  __________  __________
Net income                         $250,953   $201,173    $463,326    $376,448
                                 __________ __________  __________  __________
                                 __________ __________  __________  __________

Net income per share of
 Beneficial Interest                 $0.17      $0.15       $0.32        $0.27
                                 __________ __________  __________  __________
                                 __________ __________  __________  __________

Weighted average number
 of shares outstanding            1,453,716  1,381,351   1,453,494   1,381,351

See accompanying notes.



STATEMENTS OF CASH FLOW
Century Realty Trust
Unaudited
                                                                Six Months
                                                              Ended June 30,
                                                           1996          1995
                                                       ___________  ___________
Operating Activities
Net income                                               $463,326     $376,448
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                            569,841      520,087
Changes in operating assets and liabilities:
 Increase in accounts and income
  receivable                                              (98,212)     (93,694)
 Increase in prepaid expenses and other assets            (17,746)     (82,307)
 Increase in accounts payable and accrued expenses         69,113        6,187
 Increase (decrease) in tenants' security deposits
  and unearned rents                                       (7,255)      90,994
                                                       ___________  ___________
Net cash provided by operations                           979,067      817,715

Investing Activities
Investment in certificates of deposit                  (1,183,394)    (988,789)
Proceeds from matured certificates of deposit             986,267      990,197
Acquisition of real estate, net of debt assumed                 0   (5,936,913)
Purchase of property improvements and replacements       (171,082)    (130,927)
Principal payments received under leases                   20,194       17,764
                                                       ___________  ___________
Net cash used in investing activities                    (348,015)  (6,048,668)

Financing Activities
Proceeds from sale of treasury shares                      17,500            0
Short-term bank borrowing                                (700,762)     545,762
Proceeds from long-term mortgage loans                    730,492    5,368,000
Principal payments on mortgage notes payable             (129,145)    (125,438)
Dividends paid to shareholders                           (576,883)    (528,276)
                                                       ___________  ___________
Net cash provided by (used in) financing activities      (658,798)   5,260,048
                                                       ___________  ___________
Net increase (decrease) in cash and cash equivalents      (27,746)      29,095
Balance at beginning of period                            189,929       58,491
                                                       ___________  ___________
Balance at end of period                                 $162,183      $87,586
                                                       ___________  ___________
                                                       ___________  ___________

See accompanying notes.




NOTES TO FINANCIAL STATEMENTS


CENTURY REALTY TRUST
Unaudited

NOTE 1 - REAL ESTATE INVESTMENT TRANSACTIONS

     On March 31, 1995, the Trust purchased the Fox Run Apartments, a 256-unit garden apartment property in Indianapolis, Indiana. The purchase price was $6.9 million including prorations and assumed liabilities of approximately $240,000. The balance of the purchase price consisted of a new 9.5%, 10-year first mortgage loan for $5.4 million from a bank, and 70,588 unregistered shares of beneficial interest valued at $600,000. To complete the purchase, the Trust, under a $1 million line of credit, borrowed approximately $700,000 from a bank which it repaid in May, 1996 with proceeds from refinancing other real estate.


NOTE 2 - MORTGAGE NOTES PAYABLE


     Eight of the Trust's properties are encumbered by mortgage loans that are payable in monthly installments totaling approximately $170,000, including interest at rates ranging from 8.125% to 9.75% per annum, and which mature from October 4, 1996 to March 31, 2005. The approximate aggregate amount of scheduled mortgage loan repayments for each of the remaining quarters of 1996 are: third quarter, $78,600; and, fourth quarter, $81,000.


     A mortgage loan with a balance of $2 million will mature October 4, 1996 (extended from June 4, 1996). That loan provides for the payment of interest only at the lender's prime rate (currently 8.25%). The Trust intends to obtain a longer term loan on the mortgaged property on or before the maturity date in an amount sufficient to retire the present balance.


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTMENT ACTIVITY

     The changes in the financial condition of the Trust, and the results of its operations for the six months ended June 30, 1996 and 1995 resulted primarily from an investment property transaction in 1995. On March 31, 1995, the Trust purchased the Fox Run apartments, a 256-unit property in Indianapolis, Indiana for $6.9 million. Including the cost of certain improvements, the total acquisition cost was $7,036,000 ( $27,485 per unit). With the addition of Fox Run, the Trust increased the number of apartments it owns by 23% to 1,358 units and the number of apartment properties to nine, all of which are located in Indiana.


FINANCING ACTIVITY

     The purchase of the Fox Run apartments in 1995 was financed by a combination of long-term and short-term loans. Approximately 75% of the purchase price was paid with proceeds of a new 9.5%, 10-year first mortgage loan. Short-term financing included approximately $700,000 borrowed from a bank under an unsecured line of credit, which the Trust repaid on May 16, 1996 with proceeds from refinancing one of its other properties. Also, in connection with the purchase of Fox Run, the Trust issued 70,588 unregistered shares of beneficial interest worth $600,000.


RESULTS OF OPERATIONS

     For the first half of 1996, the Trust reported a 13.8% increase in rental income over the comparable 1995 period. Rental income derived from the Fox Run apartments during the first quarter of 1996, accounted for 77% of the increase. In spite of a $47,940 increase in the provision for depreciation, all of which related to the Fox Run apartments, reported net income increased by $86,878, or $.05 per share. Of the total increase in net income. $67,507 (78%) was due to improved operating results of the core properties (properties owned throughout the first half of 1996 and 1995).
The Fox Run apartments acquired in 1995, and financing activities related thereto, accounted for an increase in net income of $19,371, or $.01 per share, after an increase in provision for depreciation of $48,000.


     The eight apartment properties (1,102 units) that the Trust owned throughout the first half of 1996 and 1995 experienced average six-month economic occupancy rates of 96.7% and 96.2% for the two periods, respectively. Average rental rates increased 2.7% for those properties over the prior year period. The combined effect of higher occupancy rates and higher rental rates resulted in a 3.2% increase in gross revenue from the core group of apartments. Operating expenses, excluding interest and depreciation, for the same properties amounted to 46.7% of gross possible income for the first half of 1996, up slightly from 46.6% for the prior year period, and amounted to an increase of 2.6% in total operating expenses.


     For the second quarter, net income of the Trust, as a whole, increased by $49,780, or 24.7%, over the comparable quarter of 1995. The increase resulted primarily from improved performance of the apartment properties. While economic occupancy remained steady at 96% during the second quarters of 1996 and 1995, rental rates increased by an average of 2.7%. Apartment operating expenses increased by 2% from the second quarter of 1995, to 46.9% of gross possible income. An eleven percent increase in the cost of utilities accounted for more than one-half of the total expense increase.


     For the Fox Run apartments, economic occupancy during the first half of 1996 averaged 95.5% and operating expenses, as a percent of gross possible income, amounted to 50.9%. For the second quarters of 1996 and 1995, economic occupancy rates were 95.8% and 93.8%, resectively, while operating expenses, as a percent of gross possible income, declined from 53.2% for the 1995 quarter to 50% for the 1996 quarter. During the nine months of 1995 that the Trust owned Fox Run economic occupancy averaged 95.6% and operating expenses amounted to 53.2% of gross possible income.


     Rental properties other than apartments, which accounted for 4% percent of total rental income in the first half of 1996, produced a 9.9% ($10,812) increase in net operating income compared with the prior year. Rental income, primarily on the strength of higher occupancy rates, was up $10,096, or 6.8%, while operating expenses decreased by 1.8%. For the second quarter of 1996, compared with the second quarter of 1995, a slight decrease in operating expenses was offset by a decrease in rental income.


     Due to investing and financing activities related to the purchase of Fox Run in 1995, interest expense was approximately $135,700 higher for the first half of 1996 than for the comparable half of the previous year. Interest expense related to loans outstanding throughout the first half of 1996 and 1995 declined by $8,800 due the scheduled reduction of loan balances, and $6,175 due to lower rates applicable to one variable-rate mortgage loan which provides for interest at the prime rate. The decrease in interest expense for the second quarter of 1996 compared with 1995, consisted of $4,400 due to the scheduled reduction of loan balances other than the Fox Run mortgage loan, $3,750 due to lower variable interest rates, and $12,250 resulting from the scheduled reduction in the Fox Run mortgage loan.


FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 1996, the Trust held approximately $653,000 in cash, certificates of deposit and U.S. government agency securities. It is the policy of the Trust to invest funds in excess of immediate cash needs in FDIC-insured certificates of deposit and in securities issued by the U.S. government and agencies of the U.S. government. The Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1996. No transactions or events have occurred to indicate that funds provided by operations during the second half of 1996 will differ disproportionately from the first half of the year.

     The $2,000,000 variable rate mortgage loan which matures October 4, 1996, will be repaid with the proceeds of a new loan, with the same property presently encumbered serving as collateral. Management believes that the balance of the loan represents less than 60% of the market value of the property, and that the full amount will be refinanced.

     The Trust intends to continue as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. The Trust has, since 1978, followed a practice of making cash distributions to its shareholders semi-annually in June and December each year. On July 26, 1996, the Board of Trustees announced a change in the frequency of dividend payments from semi-annually to quarterly, and declared a quarterly cash distribution of $.21 per share to be paid September 16, 1996 to shareholders of record August 16, 1996. In June, 1996, the Trust paid $.40 per share, and in December, 1995, $.40 per share. With 1,453,939 shares currently outstanding, the September, 1996, distribution will require the disbursement of $305,327.



INFLATION


     Management believes that the direct effects of inflation on the Trust's operations have been insignificant.



                                PART II



     Item 6(b). No events occurred during the three months ended June 30, 1996, which would have necessitated the filing of a report on Form 8K.



                       MANAGEMENT REPRESENTATIONS



     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair presentation of the financial position of Century Realty Trust at June 30, 1996, and December 31, 1995, its cash flow for the six months ended June 30, 1996 and 1995, and the results of its operations for the three months and six months ended June 30, 1996 and 1995, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1995 annual report.



                              SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





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