Form 10-Q
period 1996-09-30
CENTURY REALTY TRUST
filed 1996-11-12
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                FORM 10Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996             Commission File Number 0-7716


                           CENTURY REALTY TRUST
         (Exact name of Registrant as specified in its charter)

    INDIANA                                                   35-1284316
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

823 Chamber of Commerce Building                                 46204
Indianapolis, Indiana                                          (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code            (317)632-5467

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


BALANCE SHEETS
Century Realty Trust

                                                     September     December
                                                     30, 1996      31, 1995
                                                     ___________   ___________
                                                     Unaudited

Assets
Real estate investments:
  Land                                                $2,068,658    $2,068,658
  Buildings                                           32,963,284    32,778,431
  Equipment                                              853,080       765,401
  Allowances for depreciation                         (7,341,790)   (6,511,045)
                                                     ____________  ____________
                                                      28,543,232    29,101,445
  Net investment in direct financing leases              453,687       483,977
                                                     ____________  ____________
                                                      28,996,919    29,585,422
Cash and cash equivalents                                311,531       189,929
Certificates of deposit                                  689,618       293,946
Accounts and accrued income receivable                   271,682       309,873
Undeveloped land                                          99,675        99,675
Other assets                                             480,971       283,238
                                                     ____________  ____________
                                                     $30,850,396   $30,762,083
                                                     ____________  ____________
                                                     ____________  ____________

Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                             $20,528,533   $19,748,063
  Notes payable - other                                        0      $700,762
  Accounts payable and accrued compensation              314,374       298,553
  Accrued interest                                       130,360       132,056
  State income and property taxes                      1,176,308       972,368
  Tenants' security deposits and unearned rent           419,312       424,830
                                                     ____________  ____________
                                                      22,568,887    22,276,632

Shareholders' equity:
  Shares of Beneficial Interest, no par value-authorized
   5,000,000 shares, issued 1,529,353 shares,
   including 75,414 shares in treasury (77,414 shares
   at December 31, 1995)                               6,249,104     6,245,289
  Undistributed income other than from
   gain on the sale of real estate                     1,232,346     1,453,788
  Undistributed net realized gain from the
   sale of real estate                                 1,316,078     1,316,078
  Cost of treasury shares                               (516,019)     (529,704)
                                                     ____________  ____________
                                                       8,281,509     8,485,451
                                                     ____________  ____________
                                                     $30,850,396   $30,762,083
                                                     ____________  ____________
                                                     ____________  ____________

See accompanying notes.


STATEMENTS OF  INCOME
Century Realty Trust
Unaudited

                                     Three Months            Nine Months
                                    Ended September 30,     Ended September 30,
                                   _____________________  _____________________
                                     1996        1995        1996        1995
                                   __________ __________  __________ __________

Income
Real estate operations:
  Rental Income                    $2,031,952 $1,981,489  $6,056,287 $5,517,306
  Income from direct financial Leases  15,212     16,427      45,637     49,281
                                   __________ __________  __________ __________
                                    2,047,164  1,997,916   6,101,924  5,566,587
  Less:
     Real estate operating expenses   802,369    739,337   2,307,935  2,047,634
     Provision for depreciation       277,590    276,480     832,770    783,720
     Real estate taxes                220,213    220,191     660,303    616,464
                                   __________ __________  __________ __________
                                    1,300,172  1,236,008   3,801,008  3,447,818
                                   __________ __________  __________ __________
                                      746,992    761,908   2,300,916  2,118,769
Interest                               10,966      6,657      29,714     22,104
Sundry                                 38,671     42,370     120,448    107,097
                                   __________ __________  __________ __________
                                      796,629    810,935   2,451,078  2,247,970
Expenses
Interest                              464,552    481,595   1,393,712  1,290,051
State income taxes                     35,277     36,210     105,785    102,205
General and administrative             94,665     93,489     286,120    279,625
                                   __________ __________  __________ __________
                                      594,494    611,294   1,785,617  1,671,881
                                   __________ __________  __________ __________
Net income                           $202,135   $199,641    $665,461   $576,089
                                   __________ __________  __________ __________
                                   __________ __________  __________ __________

Net income per share of
  Beneficial Interest                   $0.14      $0.14       $0.46      $0.42
                                   __________ __________  __________ __________
                                   __________ __________  __________ __________

Weighted average number
  of shares outstanding             1,453,642  1,381,351   1,453,593  1,381,351


See accompanying notes.


STATEMENTS OF CASH FLOW
Century Realty Trust
Unaudited
                                                             Nine Months
                                                          Ended September 30,
                                                        _______________________
                                                           1996        1995
                                                        ___________ ___________
Operating Activities
Net income                                                $665,461    $576,089
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            853,716     803,383
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts and income
      receivable                                            38,191    (101,402)
    Increase in prepaid expenses and other                (220,704)   (148,198)
    Increase in accounts payable and accrue                210,944     373,557
    Increase (decrease) in tenants' security deposits
     and unearned rents                                     (5,518)     56,811
                                                        ___________ ___________
Net cash provided by operations                          1,542,090   1,560,240

Investing Activities
Investment in certificates of deposit                   (1,678,219) (1,381,639)
Proceeds from matured certificates of deposit            1,282,547     988,814
Acquisition of real estate, net of debt assumed                  0  (5,964,916)
Purchase of property improvements and replacements        (272,532)   (356,892)
Principal payments received under leases                    30,290      26,646
                                                        ___________ ___________
Net cash used in investing activities                     (637,914) (6,687,987)

Financing Activities
Proceeds from sale of treasury shares                       17,500           0
Short-term bank borrowing                                 (700,762)    545,762
Proceeds from long-term mortgage loans                   2,987,537   5,368,000
Principal payments on mortgage notes payable            (2,207,067)   (183,921)
Dividends paid to shareholders                            (879,782)   (529,622)
                                                        ___________ ___________
Net cash provided by (used in) financing activities       (782,574)  5,200,219
                                                        ___________ ___________
Net increase (decrease) in cash and cash equivalents       121,602      72,472
Balance at beginning of period                             189,929      58,491
                                                        ___________ ___________
Balance at end of period                                  $311,531    $130,963
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


NOTE 2 - MORTGAGE NOTES PAYABLE

     Eight of the Trust's properties are encumbered by mortgage loans that are payable in monthly installments totaling approximately $177,600, including interest at rates ranging from 8.125% to 9.75% per annum, and which mature from April, 1998 to October, 2006. The approximate aggregate amount of scheduled mortgage principal repayments for the fourth quarter of 1996 is $88,000.

     A variable rate interest-only mortgage loan with a balance of $2 million that matured in 1996 was paid off in September with the proceeds of a new $2.25 million fixed rate long-term amortizing mortgage loan on the same property. The new loan provides for a repayment schedule that will reduce the principal balance to approximately $1.65 million at its maturity date in October, 2006.


NOTE 3 - FEDERAL INCOME TAXES

     The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute substantially all of its income, which would otherwise be taxable. Assuming compliance with other requirements of the Code, income distributed will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the financial statements.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENT ACTIVITY

     The changes in the financial condition of the Trust, and the results of its operations for the nine months ended September 30, 1996 and 1995 resulted primarily from an investment property transaction in 1995. On March 31, 1995, the Trust purchased the Fox Run apartments, a 256-unit property in Indianapolis, Indiana for $6.9 million. Including the cost of certain improvements, the total acquisition cost was $7,036,000 ( $27,485 per unit). With the addition of Fox Run, the Trust increased the number of apartments it owns by 23% to 1,358 units and the number of apartment properties to nine, all of which are located in Indiana.


FINANCING ACTIVITY

     The purchase of the Fox Run apartments in 1995 was financed by a combination of long-term and short-term loans. Approximately 75% of the purchase price was paid with proceeds of a new 9.5%, ten-year first mortgage loan. Short-term financing included approximately $700,000 borrowed from a bank under an unsecured line of credit, that the Trust repaid on May 16, 1996 with proceeds from refinancing one of its other properties. Also, in connection with the purchase of Fox Run, the Trust issued 70,588 unregistered shares of beneficial interest worth $600,000.


RESULTS OF OPERATIONS

     For the three quarters of 1996, the Trust reported a 9.7% increase in rental income over the comparable 1995 period. Rental income derived from the Fox Run apartments during the 1996 period, accounted for 75% of the increase. In spite of a $49,000 increase in the provision for depreciation, all of which related to the Fox Run apartments, reported net income increased by $89,000, or $.04 per share. Of the total increase in net income. $57,000 (64%) was due to improved operating results of the core properties (properties owned throughout the nine months of 1996 and 1995). The Fox Run apartments acquired in 1995, and financing activities related thereto, accounted for an increase in net income of $32,000, or $.02 per share, after an increase in provision for depreciation of $49,000.

     The eight apartment properties (1,102 units) that the Trust owned throughout the first three quarters of 1996 and 1995 experienced average nine-month economic occupancy rates of 96.1% and 96.5% for the two periods, respectively. Average rental rates increased 3.2% for those properties over the prior year period. The combined effect of lower occupancy rates and higher rental rates resulted in a 2.7% increase in gross revenue from the core group of apartments. Operating expenses, excluding interest and depreciation, for the same properties amounted to 46.6% of gross possible income for the first half of 1996, up slightly from 46.5% for the prior year period, and amounted to an increase of 3.4% in total operating expenses.

     For the third quarter, income from real estate operations, decreased by $15,000, or 2.0%, from the comparable quarter of 1995. The decrease resulted primarily from a lower overall economic occupancy rate in the residential properties, and increased operating expenses compared with the third quarter a year ago. While rental rates increased by an average of 4.7%, economic occupancy declined from 97.1% during the third quarter of 1995 to 94.8% for the 1996 period . Apartment operating expenses increased by 6.3% from the third quarter of 1995, to 48.2% of gross possible income. A 21% increase in maintenance and repairs and a 27% increase in decorating expenses accounted
for nearly all of the total expense increase.   Most of the increase in
decorating expenses occurred at Fox Run, while the increase in maintenance and repairs occurred among the core group of properties.

     For the Fox Run apartments, economic occupancy during the first nine months of 1996 averaged 94.5%, down from 95.3% for the six months of ownership in 1995. Operating expenses, as a percent of gross possible income, amounted to 52.9% in 1996, up from 52.3% in 1995. For the third quarters of 1996 and 1995, economic occupancy rates for Fox Run averaged 92.6% and 94.8%, respectively, while operating expenses, as a percent of gross possible income, declined from 52.9% for the 1995 quarter to 52.3% for the 1996 quarter.

     Rental properties other than apartments, which accounted for 4% percent of total rental income in the first nine months of 1996, produced a 7.5% ($12,123) increase in net operating income compared with the prior year. Rental income, primarily on the strength of higher occupancy rates, was up $14,364, or 6.4%, while operating expenses increased by 3.6%. For the third quarter of 1996, compared with the third quarter of 1995, rental income increased by 5.8%. while operating expenses increased 14.3%. Higher maintenance and repair expenses accounted for the increase in total operating expenses.

     Interest expense related to investing and financing activities, primarily the purchase of Fox Run in 1995, was approximately $120,000 higher for the first three quarters of 1996 than for the comparable period of the previous year. Interest expense related to loans outstanding throughout the first nine months of 1996 and 1995 declined by $16,000 due the scheduled reduction of loan balances, and lower rates applicable to one variable-rate mortgage loan. The $17,000 decrease in interest expense for the third quarter of 1996 compared with 1995, consisted of $5,400 due to lower variable interest rates and the reduction of loan balances other than the Fox Run mortgage loan, and $11,600 resulting from the scheduled reduction in the Fox Run mortgage loan and related financing activities.



FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 1996, the Trust held approximately $1 million in cash, certificates of deposit and U.S. government agency securities. It is the policy of the Trust to invest funds in excess of immediate cash needs in FDIC-insured certificates of deposit and in securities issued by the U.S. government and agencies of the U.S. government. The Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1996. No transactions or events have occurred to indicate that funds provided by operations during the second half of 1996 will differ disproportionately from the first half of the year.

     The $2,000,000 variable rate mortgage loan that was scheduled to mature October 4, 1996, was repaid in September with the proceeds of a new ten-year fixed rate mortgage loan, with no change in the property serving as collateral.

     The Trust intends to continue to operate as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes.

     On October 29, 1996, the Board of Trustees declared a quarterly cash distribution of $.21 per share payable December 16, 1996 to shareholders of record November 22, 1996. With 1,453,939 shares currently outstanding, the December distribution will require the disbursement of $305,327. The previous quarterly distribution, also $.21 per share, was paid September 16, to shareholders of record August 16, 1996.

     In June, 1996, the Trust paid a semi-annual distribution of $.40 per share. The Trust had, since 1978, followed a practice of making cash distributions to its shareholders semi-annually in June and December each year. On July 26, 1996, the Board of Trustees announced a change in the frequency of dividend payments from semi-annually to quarterly.



INFLATION


     Management believes that the direct effects of inflation on the Trust's operations have been insignificant.


                                 PART II

     Item 6(b). No events occurred during the three months ended September 30, 1996, which would have necessitated the filing of a report on Form 8K.

                       MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair presentation of the financial position of Century Realty Trust at September 30, 1996, and December 31, 1995, its cash flow for the nine months ended September 30, 1996 and 1995, and the results of its operations for the three months and nine months ended September 30, 1996 and 1995, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1995 annual report.



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