Form 10-K
period 1996-12-31
CENTURY REALTY TRUST
filed 1997-03-28
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20259

                                 FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996      Commission file number 0-7716


                            CENTURY REALTY TRUST
             (Exact name of Registrant as specified in its charter)


INDIANA                                                      35--1284316
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

823 Chamber of Commerce Building
Indianapolis, Indiana                                               46204
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code :          (317) 632-5467

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

       Shares of Beneficial Interest
            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $14,019,146 based upon the average bid and asked prices on January 31, 1997.

Shares of Beneficial Interest, no par value--1,453,939 shares outstanding as of January 31, 1997.


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


ITEM 2.  PROPERTIES


The following investment properties were owned by the registrant at December 31, 1996:


                                      No. of      1996               Net
Apartments           Location          Units    Occupancy          Investment
--------------     --------------    -------  ---------------  --------------
Park Plaza         Indianapolis, IN      176       94%           $   699,993
Fontenelle         Kokomo, IN            176       97%             1,287,111
Park Forest        Marion, IN             64       97%               496,014
Chester Heights    Richmond, IN          110       96%               459,719
Driftwood Park     Indianapolis, IN       48       94%             1,076,191
Regency Royale     Mishawaka, IN         132       95%             3,524,922
Creek Bay          Indianapolis, IN      208       96%             7,081,051
Eagle Creek Park   Indianapolis, IN      188       96%             5,960,032
Fox Run            Indianapolis, IN      256       94%             6,782,569

Total apartments                       1,358                      27,367,601



                                             Square      1996         Net
Commercial              Location              Feet     Occupancy   Investment
------------------     -------------         -------   ---------   -----------
Office/Warehouse
401 Industrial Dr.       Carmel, IN           38,000      100%       325,593

Office building
1810 E. 62nd St.         Indianapolis, IN     17,000       98%       400,236

Total Commercial                              55,000                 725,829


                                   Square         Lease             Net
Restaurant      Location             Feet         Expires         Investment
--------------- --------------    -------         -------       -------------
Fortune House   Indianapolis, IN    5,000           2004             474,934
Miami Subs      Orlando, FL         3,500           1998             218,630

Total Restaurants                   8,500                            693,563

All Investment Properties                                        $28,786,993


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       	 STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded over-the-counter. The approximate number of record holders of the Trust's shares at December 31, 1996, was 3,481. High and low published bid prices and dividends for the last two years were as follows:


                               Bid Price
                         ---------------------      Dividends
                          High          Low         Declared
                         -------       -------     -----------
1996 Quarter Ended:
   March 31               $9.13         $8.63
   June 30                 9.13          9.13         $0.40
   September 30           10.25          9.13         $0.21
   December 31            10.63          9.13         $0.21
1995 Quarter Ended:
   March 31                8.87          8.50
   June 30                 8.87          8.63         $0.38
   September 30            9.00          8.63
   December 31             9.00          8.63         $0.40


The Trust expects to continue to operate as a real estate investment trust and to distribute substantially all of its otherwise taxable income to its shareholders. In 1996, the Trust changed to a quarterly cash distribution schedule. In 1997, cash distributions are scheduled to be paid in February, May, August and November.


ITEM 6.  SELECTED FINANCIAL DATA


                       1996         1995       1994        1993         1992
                    ----------  ----------  ----------  ----------  ----------
Rental and other
operating income    $8,384,732  $7,761,464  $6,043,692  $3,921,281  $3,461,259

Gains on sale
 of property                --          --          --   1,316,078          --

Net income           1,022,470     832,379     702,978   2,086,384     852,672

Total assets        30,538,467  30,762,083  24,180,718  18,877,126   7,827,074

Mortgage and
 other notes
 payable            20,437,686  20,448,825  14,606,780  10,014,167     779,986

Per share of
 beneficial
 interest:
  Net income              0.70        0.60        0.52        1.66        0.68
  Cash dividends
   declared               0.82        0.78        0.75        0.77        0.75


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- 1996

The Trust reported increases ofapproximately 8% in income and 9% in expenses related to its real estate operations in 1996. In March, 1995, the Trust purchased the Fox Run apartments, a 256-unit property, in Indianapolis, IN. Fox Run increased by 23%, the number of apartment units in the Trust's investment portfolio since the beginning of 1995. That purchase is described in Note 3 to the financial statements. Apartment rental income, as a percentage of total income from operations amounted to 96% in both 1996 and 1995. For all apartments owned, economic occupancy in 1996 was 95.4%, down from 96.5% in 1995.

The Fox Run apartments represent 18.8% of the 1,358 units owned at the end of 1996. That property accounted for 70% of the $612,000 increase in income from real estate operations in 1996.
 Fox Run was also responsible for most of the increases in rental operating expenses (73%), and depreciation (89%), and for all of the increase in real estate taxes. For 1996, the Fox Run apartments were 94.3% occupied and had an operating expense ratio, excluding depreciation, of 50.5% of gross possible income. For 1995, the 444 apartment units then considered to have been recently acquired experienced an occupancy rate of 95.3%, and accounted for 86% of the increase in income from real estate operations from the previous year.

The Trust owned 1,102 apartment units in eight complexes throughout 1995 and 1996. Those properties provided 76.5% of the Trust's total income from operations in 1996, compared with 80% in 1995. Occupancy rates averaged 95.7% for 1996, down from 96.7% in 1995. The small decline in occupancy in 1996 partially offset higher rental rates, which were up an average of 3.8%, to produce a $166,000 (2.7%) increase in gross income from those properties. Operating expenses for the same properties, excluding real estate taxes and depreciation, increased by approximately $64,000, or 2.9%. Operating expenses, excluding depreciation, consumed 45.2% of gross possible income in 1996, down from 45.9% in 1995.

Nonresidential properties owned by the Trust, which accounted for 3.8% of total income from operations in 1996, and 3.9% in 1995, provided 3.8% of the increase in total rental income. The increased rental income from commercial properties resulted primarily from higher rental rates in 1996.

During 1996, 75% of the interest income earned by the Trust was derived from the short term investment of funds in FDIC-insured certificates of deposit and discount notes issued by agencies of the U.S government. The balance of interest income was earned at money market rates on sweep account demand deposit funds. In 1996, the Trust earned an average rate of 4.9% on an average invested balance of $844,500. At the end of 1996, funds invested in U.S. government agency discount notes that mature in 1997, were invested to yield 5.2%. Approximately 20% of interest income in 1995, was earned at money market rates on funds held in an escrow account earmarked for investment in an apartment property (Eagle Creek Park) acquired in 1994. The balance of interest income was derived from funds invested in short-term certificates of deposit and U.S. government securities.
Interest earned on those investments in 1995 represented an average yield of 5.6% on an average invested balance of $423,000.

Interest expense applicable to loans related to investment activities increased by $120,000 in 1996, while interest expense related to seasoned mortgage loans decreased by $28,000. The increase in investment activities interest expense included $124,000 applicable to the long-term fixed rate mortgage loan on the Fox Run apartments acquired in 1995. Related to the Fox Run acquisition, during 1996 the Trust obtained a new 10-year amortizing mortgage loan on a non-residential property and repaid a short-term bank loan. The net effect of the new mortgage loan to replace the short-term bank loan was a reduction of $4,000 in interest expense. For 1996, mortgage interest expense averaged 9.12% on average outstanding balances of $20.4 million. For 1995, the overall effective interest rate was 9.10% on average outstanding balances of $18.6 million.

At the end of 1995, approximately 90% of the mortgage notes payable provided for fixed interest rates. During 1996, the Trust refinanced a $2 million variable rate (prime rate) loan which matured with a $2.25 million ten year fixed rate amortizing loan At December 31, 1996, all of the Trust's mortgage notes payable provide for fixed interest rates. Using discounted cash flow analysis based on the Trust's current incremental borrowing rates, the aggregate fair value of those notes at December 31, 1996, was approximately 4% higher than the carrying amount. (See Note 7 to the financial statements).


RESULTS OF OPERATIONS -- 1995

In 1995, the Trust reported significant increases of 30% in both income and expenses related to its real estate operations. In March, 1994, the Trust acquired a 188-unit apartment property and, in March, 1995, purchased a 256-unit apartment property. Each of those transactions is described in Note 3 to the financial statements. Through those two transactions the Trust increased by 48% the number of apartment units in its real estate investment portfolio, which increased apartment rental income, as a percentage of total income from operations to 96% in 1995 from 95% in 1994. For all apartments owned, economic occupancy in 1995 was 96.5%, up from 95.4% in 1994.

The two apartment properties with a total of 444 units that were acquired since the beginning of 1994 comprised 33% of the 1,358 units owned at the end of 1995. Those properties accounted for 30% of the Trust's gross income from real estate operations in 1995, and accounted for 85% of the $1.7 million increase from 1994. The same two properties were responsible for most of the increases in rental operating expenses (94%), depreciation (99%) and real estate taxes (137%). For 1995, the acquired apartments were 95.3% occupied and had an average expense ratio, excluding depreciation, of 49.2%. For 1994, the 528 units then considered to have been recently acquired experienced an occupancy rate of 96.4%, and an aggregate expense ratio of 42.2%.

The Trust owned 914 apartment units in seven complexes throughout 1994 and 1995. Those properties provided 70% of the Trust's income from operations in 1995, compared with 86% in 1994. Stronger occupancy in 1995, together with higher rental rates, which were up an average of 3.2%, combined to produce a $232,000 increase in gross income from those properties. Operating expenses for the same properties, including real estate taxes, increased by $40,000, or 2.2%, over the 1994 levels. Operating expenses, excluding depreciation, consumed 45.9% of gross possible income in 1995, down from 46.6% in 1994.

Nonresidential properties, which accounted for 4% of total income from operations in 1995 and 5% in 1994, provided 1.1% of the increase in total rental income. The increased rental income from those properties resulted primarily from higher occupancy in 1995.

Approximately 20% of interest income in 1995, and 40% in 1994, was earned at money market rates on funds in an escrow account earmarked for investment in the property (Eagle Creek Park apartments) acquired in 1994. The balance was derived from funds invested in short-term certificates of deposit and U.S. government securities. Interest earned on those investments in 1995 represented an average yield of 5.6% on an average invested balance of $423,000. In 1994, the Trust earned 3.6% on an average invested balance of $403,000.

Interest expense applicable to loans related to investment activities increased by $564,000 in 1995, while interest related to seasoned amortizing mortgage loans decreased by $12,000. Interest expense related to a $2 million variable rate mortgage loan increased by $37,800 in 1995, reflecting an increase in the average prime rate from 7.05% in 1994 to 8.93% in 1995. Included in the interest expense applicable to investment activities in 1995, was $91,000 applicable to short-term loans to facilitate the acquisition of properties in 1994 and 1995. The balance of the investment activities interest expense was applicable to long-term fixed rate mortgage loans on the properties acquired. For 1995, mortgage interest expense averaged 9.10% on average outstanding balances of $18.6 million. For 1994, the overall effective interest rate was 8.77% on average outstanding balances of $13.2 million.

At December 31, 1995, approximately 90% of the Trust's mortgage notes payable provided for fixed interest rates. Using discounted cash flow analysis based on the Trust's incremental borrowing rates, the aggregate fair value of those notes at December 31, 1995, was approximately 6% higher than the carrying amount (See Note 7 to the financial statements).


LIQUIDITY AND SOURCES OF CAPITAL

In November, 1996, the Trust entered into a contract to purchase a 192-unit apartment property for approximately $5.25 million and expects to complete that purchase in 1997. The purchase contract provides that the Trust will assume an existing mortgage loan with a balance of approximately $3.7 million, or borrow a comparable amount under a new mortgage loan. To facilitate the purchase, the Trust has arranged a $2.5 million unsecured standby line of credit with a bank.

Other than the pending property acquisition, management is not aware of any significant transactions or events which would require material expenditures in 1996. The Trust has no other obligations, nor has it made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 1997. At December 31, 1996, the Trust had $906,000 in cash and securities which management believes is sufficient to meet anticipated working capital requirements.

Management expects to continue to operate the Trust as a real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. At December 31, 1996, the Trust had no undistributed taxable income or earnings and profits. Distributions during 1996, which totaled $1,192,000 included all taxable income and earnings and profits for 1996 plus $30,000 designated as return of capital. During 1995, the Trust distributed $1,022,000, of which $76,000 was designated as a return of capital.

Due to differences in depreciation rates and carrying values of some properties, reported income for 1996 was 9% lower; for 1995, 16% lower; and, for 1994, 14% lower than income for income tax purposes.


IMPACT OF INFLATION

Inflation has not had a significant impact on the Trust during 1996, 1995 and 1994.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 7 through 12 of the annual shareholders report for the year ended December
31, 1996, are included as exhibits under Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or reported disagreements have occurred which are to be disclosed hereunder.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a)  Identification of Trustees:

                                              Period During
                                              Which He Has   Shares of the
                                              Served As A    Trust Beneficially
                         Principal Occupation Trustee        Owned as of
Name and Address     Age For Past Five Years  (term expires) March 24, 1997
-------------------- --- -------------------- -------------- ---------------
John I. Bradshaw, Jr. 65 Exec. Vice President   1982 to date  96,294 (6.53%)
Indianapolis, IN         Century Realty Trust      (1997)
                         Other Directorships:
                         None

John A. Wallace       73 Real estate investor   1973 to date  16,500 (1.12%)
Indianapolis, IN         Self employed             (1999)
                         Other Directorships:
                         None

Francis M. Hapak      71 Real Estate Investor   1987 to date  52,430 (3.56%)
Indianapolis, IN         Self employed             (1999)
                         Other Directorships:
                         None

King R. Traub         72 President              1973 to date  19,662 (1.33%)
Indianapolis, IN         Traub and Co., Inc.       (1998)
                         Securities Brokerage
                         Other Directorships:
                         None

John W. Adams         48 Vice President         1996 to date   1,700 (0.12%)
Indianapolis, IN         Browning Investments, Inc. (1997)
                         Real Estate Developer
                         Other Directorships:
                         Brightpoint, Inc.

John I. Bradshaw, Jr. is sole owner of 43,935 shares and claims beneficial ownership of 52,359 shares owned by trusts for his children and his sister.

Francis M. Hapak is sole owner of 26,305 shares and claims beneficial ownership of 26,125 shares owned by Charlotte H.
Hapak, his wife.

King R. Traub is sole owner of 13,579 shares and claims beneficial ownership of 6,083 shares owned by Jane C. Traub, his wife.

John A. Wallace is sole owner of 15,000 shares and claims beneficial ownership of 1,500 shares owned by Brenda L. Wallace, his wife.


          (b)  Identification of officers:


Name                            Age   Office(s) Held
--------------------------      ---   ----------------------------------------
King R. Traub                    72   President (since 1973) and Trustee
John I. Bradshaw, Jr.            65   Executive Vice President (since 1973)
                                      Secretary (since 1979), Treasurer (since
                                      1996) and Trustee

John I. Bradshaw, Jr. is the only salaried officer of the Trust and serves as its Chief Executive Officer. The Trust has no executive officers other than those individuals listed.


ITEM 11.  EXECUTIVE COMPENSATION

          (b) Summary Compensation Table:


                                     Annual Compensation
                              ---------------------------------
                                                                   Long-Term
Name and                                             Other        Compensation
Principal                                            Compen-         Awards
Position               Year   Salary($)   Bonus($)   sation($)     Options(#)
---------------------  ----    ------    ----------  -----------    ---------
John I. Bradshaw, Jr.  1996    99,000           ---       1,513*          ---
  Exec. Vice Pres.     1995    99,000           ---       1,860*          ---
  Chief Exec. Off.     1994    99,000           ---       1,494*        5,000

  * Compensation equivalent of club dues paid on behalf of individual.

          (c)  Option grants in the last fiscal year:


                                                          Potential Realizable
                       Individual Grants                  Value at Assumed
         ----------------------------------------------   Annual Rates of Stock
                     % of Total                           Price Appreciation
                     Options      Exercise                for Option Term
         Options     Granted In   Price per   Expiration  -------------------
Name     Granted(#)  FiscalYear   Share       Date          5%         10%
-------- ----------  ----------  -----------  ---------   ------    --------
John W.
  Adams      5,000       100         $9.50       4/30/99   $7,485     $15,728


The Options are exercisable at any time until the expiration date. Upon exercise, shares in treasury, to the extent available, will be issued.

The exercise price per share represents the average of the published bid and asked prices at the date of grant.


          (d)  Option exercises in the last fiscal year and Fiscal Year End

Option Value:
                                                              Value of
                                                              Unexercised
                                            Unexercised       In the Money
                      Shares                Options at Fiscal Options at Fiscal
                      Acquired on  Value    Year End (#)      Year End**
Name                  Exercise (#) Realized (All Exercisable) (All Exercisable)
--------------------  ------------ -------- ----------------- ----------------
John W. Adams               ---       ---         5,000          $ 6,875
John I. Bradshaw, Jr.       ---       ---         5,000           10,625
Francis M. Hapak            ---       ---         5,000           10,625
Milton Maidenberg         2,000    $1,000         3,000            6,375
King R. Traub               ---       ---         5,000           10,625
John A. Wallace             ---       ---         4,000            8,500

** Values are based on $10.875 per share, the average of the published over-the-counter bid ($10.625) and asked ($11.125) prices on December 31, 1996.

Except for the option for 5,000 shares held by John W. Adams, for which the expiration date is 4/30/99, all options expire 3/21/97. All options are exercisable at any time until the expiration date. Upon exercise, shares in treasury, to the extent available, will be issued.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       	  AND MANAGEMENT

          (a)  Security ownership of certain beneficial owners:

                     Name and address of      Amount and nature        Percent
Title of Class       beneficial owner         of beneficial ownership  of class
-------------------  ----------------------   -----------------------  --------
Shares of            John I Bradshaw, Jr.            96,294               6.5%
Beneficial Interest  320 N. Meridian Street
                     Indianapolis, IN

John I. Bradshaw, Jr. is sole owner of 43,935 shares and claims beneficial ownership of 52,359 shares owned by trusts for his children and his sister.


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



                                         CENTURY REALTY TRUST

Date:   3/24/97
                                         By:  S/ JOHN I. BRADSHAW, JR.
                                              Executive President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S/ DAVID F. WHITE, Controller      3/24/97
S/ JOHN W. ADAMS, Trustee          3/24/97
S/ KING R. TRAUB,Trustee           3/24/97
S/ FRANCIS M. HAPAK, Trustee       3/24/97

________________________           _______
John A. Wallace, Trustee             Date


ITEM 14(a)(1) AND (2).  LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                        STATEMENT SCHEDULES

The following financial statements of Century Realty Trust are included in the annual report of the Registrant to its shareholders for the year ended December 31, 1996:

      Balance sheets--December 31, 1996 and 1995

      Statements of income--Years ended December 31, 1996, 1995 and 1994

      Statements of cash flows--Years ended December 31, 1996, 1995 and 1994

      Statements of shareholders' equity-- Years ended December 31, 1996, 1995 and 1994

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


              CONSENT OF ERNST & YOUNG,  INDEPENDENT AUDITORS


Board of Trustees
Century Realty Trust

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Century Realty Trust of our report dated January 17, 1997, included in the 1996 Annual Report to Shareholders of Century Realty Trust.

Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Trust's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          ERNST & YOUNG LLP
Indianapolis, Indiana
January 17, 1997


Century Realty Trust
Balance Sheets
                                                           December 31
                                                       1996           1995
                                                     ___________   ___________
Assets
Real estate investments:
     Land                                            $2,068,658    $2,068,658
     Buildings                                       32,912,673    32,778,431
     Equipment                                          838,254       765,401
     Allowances for depreciation                     (7,476,182)   (6,511,045)
                                                     ___________   ___________
                                                     28,343,403    29,101,445
     Net investment in direct financing leases          443,590       483,977
                                                     ___________   ___________
                                                     28,786,993    29,585,422
Cash and cash equivalents                               315,337       189,929
Stort-term investments                                  590,993       293,946
Accounts and accrued income receivable                  335,303       309,873
Undeveloped land                                         99,675        99,675
Other assets                                            410,166       283,238
                                                     ___________   ___________
                                                    $30,538,467   $30,762,083
                                                     ___________    __________
                                                     ___________    __________
Liabilities and shareholders' equity
Liabilities:
     Short-term debt                                $       ---      $700,762
     Mortgage notes payable                          20,437,686    19,748,063
     Accounts payable and accrued compensation          288,474       298,553
     Accrued interest                                   132,578       132,056
     State income and property taxes                    952,031       972,368
     Tenants' security deposits and unearned rent       394,507       424,830
                                                     ___________   ___________
                                                     22,205,276    22,276,632
Shareholders' equity:
     Shares of Beneficial Interest, no par
        value - authorized 5,000,000 shares,
        issued 1,529,353 including 75,414
        shares in 1996 and 77,414 shares
        in 1995 in treasury                           6,249,104     6,245,289
     Undistributed income other than from
        gain on the sale of real estate               1,284,028     1,453,788
     Undistributed net realized gain from the
        sale of real estate                           1,316,078     1,316,078
     Cost of treasury shares                           (516,019)     (529,704)
                                                     ___________   ___________
                                                      8,333,191     8,485,451
                                                     ___________   ___________
                                                    $30,538,467   $30,762,083
                                                     ___________   ___________
                                                     ___________   ___________
See accompanying notes.


Century Realty Trust
Statements of Income

                                               Year ended December 31
                                            1996        1995        1994
                                         __________  __________  __________

Income:
Real estate operations:
  Rental Income                          $8,120,197  $7,508,685  $5,874,657
  Income from direct financing leases        60,849      65,708      69,980
  Other income                              162,266     157,063      74,446
                                          __________  __________  __________
                                          8,343,312   7,731,456   6,019,083
  Less:
     Real estate operating expenses       3,012,292   2,760,489   2,091,609
     Provision for depreciation           1,113,618   1,053,170     864,549
     Real estate taxes                      842,349     834,212     723,691
                                          __________  __________  __________
                                          4,968,259   4,647,871   3,679,849
                                          __________  __________  __________
                                          3,375,053   3,083,585   2,339,234
Interest                                     41,420      30,008      24,609
                                          __________  __________  __________
                                          3,416,473   3,113,593   2,363,843
Expenses:
Interest                                  1,860,759   1,768,795   1,179,274
State income taxes                          144,240     131,133     115,714
General and administrative                  389,004     381,286     365,877
                                          __________  __________  __________
                                          2,394,003   2,281,214   1,660,865
                                          __________  __________  __________
Net income                               $1,022,470    $832,379    $702,978
                                          __________  __________  __________
                                          __________  __________  __________
Per share data:
     Average number of shares outstanding 1,453,660   1,389,087   1,345,605
     Net income                               $0.70       $0.60       $0.52

See accompanying notes.


Century Realty Trust
Statements of Cash Flows
                                                  Year ended December 31
                                               1996        1995        1994
                                            __________  __________  __________
Operating Activities
Net income                                  $1,022,470    $832,379    $702,978
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization            1,142,300   1,080,478     887,684
      Changes in operating assets
        and liabilities:
          Accounts and accrued income
            receivable                         (25,430)   (144,888)    (49,172)
          Other assets                         (91,266)    (43,597)    (59,910)
          Accounts payable and accrued
            expenses                           (40,842)    122,823     (56,349)
          Tenants' security deposits and
            unearned rent                      (30,323)     40,352      15,241
                                            __________  __________  __________

Net cash provided by operations              1,976,909   1,887,547   1,440,472

Investing Activities:
Investment in short term investments        (2,567,768) (1,974,220) (2,084,112)
Proceeds from maturities of short term
  investments                                2,270,721   1,877,464   2,185,350
Acquisition of real estate, net of
  debt assumed                                    ---   (6,077,196)   (710,181)
Purchase of property and improvements         (352,450)   (329,038)   (476,844)
Lease principal payments received               40,387      35,528      31,256
                                            __________  __________  __________

Net cash used in investing activities         (609,110) (6,467,462) (1,054,531)

Financing Activities:
Net short-term bank
  borrowings (repayments)                     (700,762)    700,762         ---
Net proceeds from mortgage
  notes payable                              2,982,530   5,368,000   1,087,601
Principal payments on mortgage
  notes payable                             (2,360,377)   (258,717)   (686,183)
Sale of treasury shares                         17,500         ---       8,750
Dividends paid to shareholders              (1,181,282) (1,098,692)   (996,261)
                                            __________  __________  __________
Net cash provided by (used in)
  financing activities                      (1,242,391)  4,711,353    (586,093)
                                            __________  __________  __________
Net increase (decrease) in cash
  and cash equivalents                         125,408     131,438    (200,152)
Balance at beginning of year                   189,929      58,491     258,643
                                            __________  __________  __________

Balance at end of year                        $315,337    $189,929     $58,491
                                            __________  __________  __________
                                            __________  __________  __________

See accompanying notes.


Century Realty Trust
Statements of Shareholders' Equity

                                                     Undistributed   Unrealized
                                                      Income Other          Net
                              Outstanding                Than From     Realized
                                Shares of  Shares of       Gain on    Gain from     Cost of
                                Benefical  Benefical       Sale of      Sale of    Treasury
                                 Interest   Interest   Real Estate  Real Estate      Shares        Total
                                _________  _________  ____________  __________    ____________  __________
Balance at January 1, 1994       1,289,398  $5,492,627  $2,027,030  $1,316,078    ($1,158,893)  $7,676,842
  Net income for 1994                                      702,978                                 702,978
  Dividends ($.77 per share)                            (1,002,910)                             (1,002,910)
  Shares issued for real estate
    acquisition                     90,953     150,755                                622,346      773,101
  Stock options exercised            1,000       1,907                                  6,843        8,750
                                 _________  __________  __________  __________     __________   __________

Balance at December 31, 1994     1,381,351   5,645,289   1,727,098   1,316,078       (529,7004)  8,158,761
  Net income for 1995                                      832,379                                 832,379
  Dividends ($.78 per share)                            (1,105,689)                             (1,105,689)
  Shares issued for real estate                                                                          0
    acquisition                     70,588     600,000                                             600,000
                                 _________  __________  __________  __________     __________   __________

Balance at December 31, 1995     1,451,939   6,245,289   1,453,788   1,316,078       (529,704)   8,485,451
  Net income for 1996                                    1,022,470                               1,022,470
  Dividends ($.82 per share)                            (1,192,230)                             (1,192,230)
  Stock options exercised            2,000       3,815                                 13,685       17,500
                                 _________  __________  __________  __________     __________   __________

Balance at December 31, 1996     1,453,939  $6,249,104  $1,284,028  $1,316,078      ($516,019)  $8,333,191
                                 _________  __________  __________  __________     __________   __________
                                 _________  __________  __________  __________     __________   __________

See accompanying notes.

Century Realty Trust
Notes to Financial Statements
December 31, 1996

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

                                                1996           1995
                                             __________    ___________
Minimum lease payments receivable              $593,536       $694,772
Estimated unguaranteed residual values          101,484        101,484
Unearned income                                (251,430)      (312,279)
                                             __________    ___________
Net investment                                 $443,590       $483,977
                                             __________    ___________
                                             __________    ___________

At December 31, 1996 future minimum lease payments receivable from direct financing leases for the years 1997 and 1998 are $101,236 per year, $66,095 for 1999 through 2001, and $192,778 for all years thereafter. Also, at December 31, 1996, future minimum lease payments receivable from noncancellable operating leases for 1997 and 1998 are $33,489 per year, $18,905 for 1999 through 2001, and $55,139 for all years thereafter.

3.  Real Estate Investment Transactions

In 1993, through a qualified intermediary, the Trust relinquished the Greenbriar apartment property in Hammond, Indiana; and, subsequently acquired the Creek Bay at Meridian Woods apartments in December 1993 and the Eagle Creek Park apartments in March 1994. The disposition and acquisitions were structured as a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code so that, for tax purposes, the realized gain from the Greenbriar disposition was not recognized.

In connection with the acquisition of the Eagle Creek Park apartments for $6.1 million, the Trust issued 90,953 shares of beneficial interest, assumed an existing first mortgage loan and other liabilities totaling $4.4 million and paid approximately $900,000 in cash which included the remaining Greenbriar sale proceeds held by the qualified intermediary.

In March 1995, the Trust purchased the Fox Run apartments, a 256-unit property in Indianapolis, Indiana, for $6.9 million, $5.4 million of which was financed by a new ten-year first mortgage loan. The Trust also obtained a $1 million one-year unsecured bank line of credit and borrowed $700,000 which it repaid in 1996 with proceeds from refinancing other real estate. Also, related to the financing of Fox Run, the Trust issued 70,588 unregistered shares of beneficial interest valued at $600,000.

In November 1996, the Trust agreed in principle to purchase for $5.25 million, a 192 unit apartment property in Evansville, Indiana, subject to, among other conditions, the Trust's ability to obtain acceptable first mortgage financing. If all conditions are resolved within the time provided by the agreement, the Trust could acquire the property in February, 1997.

4.  Mortgage Notes Payable

Mortgage notes are payable in monthly installments, including interest at rates ranging from 8 1/8% to 9 3/4% per annum, and mature from April 15, 1998 to October 6, 2006. The aggregate amount of long-term debt maturities for each of the five years after December 31, 1996 are: 1997, $362,980; 1998, $5,743,741;
1999, $372,486; 2000, $3,815,308 and 2001, $288,537.

The Trust used an interest-rate swap agreement in 1995 to effectively convert a $5.4 million mortgage loan from a floating interest rate to a fixed rate, thus reducing the impact o interest rate changes on future income.

At December 31, 1996, approximately $25,259,984 of the real estate investments, after allowances for depreciation, represent collateral for the mortgage notes payable.

5.  Shareholder Rights Plan

In 1989, the Board of Trustees adopted a Shareholder Rights Plan and distributed as a dividend one purchase right (a "Right") for each outstanding share of Beneficial Interest. At December 31,
1996 there were 1,453,939 Rights outstanding.

Each Right entitles the holder to purchase from the Trust one share of Beneficial Interest at a price of $15 per share, subject to certain antidilution adjustments. The Rights are not exercisable or transferable apart from the shares until certain events occur relating to the acquisition of shares of the Trust as defined in the Plan. The Rights may be redeemed by the Board of Trustees at a redemption price of $.01 per Right until certain events relating to the acquisition of shares of the Trust as defined by the Plan occur.

The Rights will expire October 10, 1999, unless the date is extended or the Rights are exercised by the holder or redeemed by the Trust before that date. Until exercised, the holder of the Rights, as such, will have no rights as a shareholder of the Trust, including, without limitation, the right to vote as a shareholder or receive dividends.

6.  Stock Options

In 1994, the Board of Trustees granted each of the then five members of the Board an option to purchase up to 5,000 shares of beneficial interest of the Trust. The options are exercisable on or before March 21, 1997, at a price of $8.75 per share, the fair market value at the date of grant. In 1996, the Board granted an option to purchase 5,000 shares to a newly-elected trustee. That option is exercisable on or before April 30, 1999 at a price of $9.50 per share, the fair market value at the date of grant. During 1994, options for 1,000 shares were exercised. In 1995, no options were exercised. In 1996 options for 2,000 shares were exercised at $8.75 per share and options for 27,000 shares were unexercised at December 31, 1996.

7.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Trust in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Short-Term Investments: The carrying amount reported in the balance sheet for short-term investments approximates fair value.

Short-term Debt and Mortgage Notes Payable: The fair values of the Trust's mortgage notes payable are estimated using discounted cash flow analyses, based on the Trust's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Trust's financial instruments are as follows:

                                         December 31, 1996
                                 Carrying Amount       Fair Value
                                 _______________     ____________
Cash and cash equivalents           $    315,337     $    315,000
Short-term investments                   590,993          591,000
Mortgage notes payable                20,437,686       21,297,000


                                         December 31, 1995
                                 Carrying Amount       Fair Value
                                 _______________     ____________
Cash and cash equivalents           $    189,959     $    190,000
Short-term investments                   293,946          294,000
Short-term debt                          700,762          701,000
Mortgage notes payable                19,748,063       20,942,000



Report of Ernst & Young,  Independent Auditors

Board of Trustees
Century Realty Trust

We have audited the accompanying balance sheets of Century Realty Trust as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Realty Trust as of December 31, 1996 and 1995, and results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                       ERNST & YOUNG LLP
January 17, 1997
Indianapolis, Indiana



SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

Century Realty Trust
December 31, 1996

       Col. A                  Col. B       Col. C                    Col. D                      Col. E                Col. F
                                                                   Cost Capitalized          Gross Amount at Which
                                         Initial Cost to Company  Subsequent to Acquisition Carried at Close of Period
                                        ________________________  _________________________ ___________________________

                                                    Buildings                              Buildings
                                                       and                Carrying           and                     Accumulated
    Description             Encumbrances  Land    Improvements Improvements Costs   Land   Improvements  Total      Depreciation
__________________________  _____________ _________ ___________ __________ ____ __________ ___________ ___________    __________
Real estate investments:
Apartments-Richmond, IN      First mortg   $56,700    $852,500   $367,712 $---     $63,445  $1,213,467  $1,276,912      $844,903
Apartments-Marion, IN        First mortg    57,800     517,200    622,239  ---      57,800   1,139,439   1,197,239       709,382
Apartments-Kokomo, IN           None       128,000   1,622,000  1,400,310  ---     128,000   3,022,310   3,150,310     1,923,490
Apartments-Indianapolis, IN     None        37,655     693,295    317,544  ---      37,655   1,010,839   1,048,494       669,660
Apartments-Indianapolis, IN     None        47,345     871,705             ---      47,345     871,705     919,050       627,627
Apartments-Indianapolis, IN  First mortg   117,000   1,168,308    114,241  ---     117,000   1,282,549   1,399,549       335,051
Apartments-Mishawaka, IN     First mortg   125,000   3,638,499     54,898  ---     125,000   3,693,397   3,818,397       332,263
Apartments-Indianapolis, IN  First mortg   340,940   7,101,480     24,679  ---     340,940   7,126,159   7,467,099       546,762
Apartments-Indianapolis, IN  First mortg   378,000   5,679,172    264,706  ---     378,000   5,943,878   6,321,878       425,220
Apartments-Indianapolis, IN  First mortg   398,000   6,446,469    116,270  ---     398,000   6,562,739   6,960,739       289,280
Warehouse-Carmel, IN         First mortg    54,000     446,075    118,459  ---      54,000     564,534     618,534       292,941
Restaurant-Longwood, FL         None       113,479        ---        ---   ---     113,479        ---      113,479          ---
Restaurant-Indianapolis, IN     None       136,494        ---        ---   ---     136,494        ---      136,494          ---
Office bld-Indianapolis, IN     None        71,500     457,818     19,747  ---      71,500     477,565     549,065       149,140
                                        __________ ___________ __________ ____ ___________ ___________ ___________    __________
                                         2,061,913  29,494,521  3,420,804  ---   2,068,658  32,908,580  34,977,238     7,145,719
Construction in progress
     various locations                        ---          ---      4,093  ---        ---        4,093       4,093          ---
                                       __________ ____________ __________ ____ ___________ ___________ ___________    __________
                                        2,061,913   29,494,521  3,424,897  ---   2,068,658  32,912,673  34,981,331     7,145,719
Equipment--various locations    None          ---      246,421    591,833  ---        ---      838,254     838,254       330,463
                                        __________ ___________ __________ ____ ___________ ___________ ___________    __________
TOTAL REAL ESTATE                       $2,061,913 $29,740,942 $4,016,729 $---  $2,068,658 $33,750,927 $35,819,585(A) $7,476,182(A)
                                        __________ ___________ __________ ____ ___________ ___________ ___________    __________
                                        __________ ___________ __________ ____ ___________ ___________ ___________    __________
Undeveloped land
     various locations          None       $99,675 $           $          $---     $99,675 $               $99,675(B) $
                                        __________ ___________ __________ ____ ___________ ___________ ___________    __________
                                        __________ ___________ __________ ____ ___________ ___________ ___________    __________



SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

Century Realty Trust
December 31, 1996

       Col. A                   Col. G        Col. H              Col.I
                                                               Life on Which
                                                               Depreciation in
                                                               Latest Income
                                   Date of        Date         Statements
    Description                 Construction    Acquired       Is Computed
____________________________    ____________   _____________   _______________
Real estate investments:
Apartments--Richmond, IN              1965      January, 1973    31 years
Apartments--Marion, IN                1962      January, 1973    31 years
Apartments--Kokomo, IN                1966      January, 1973    29 years
Apartments--Indianapolis, IN          1965      January, 1973    33 years
Apartments--Indianapolis, IN          1967      January, 1973    33 years
Apartments--Indianapolis, IN          1963    September, 1989    28 years
Apartments--Mishawaka, IN             1983         June, 1993    40 years
Apartments--Indianapolis, IN          1992     December, 1993    40 years
Apartments--Indianapolis, IN          1974        March, 1994    40 years
Apartments--Indianapolis, IN          1974        March, 1995    40 years
Warehouse--Carmel, IN                 1972      October, 1977    33 years
Restaurant--Longwood, FL              1978      January, 1979       N/A
Restaurant--Indianapolis, IN          1979     November, 1979       N/A
Office building--Indianapolis, IN     1966         July, 1986    33 years


Construction in progress
     various locations                                              N/A


Equipment--various locations         Various      Various      3-15 years

TOTAL REAL ESTATE

Undeveloped land
     various locations                 N/A      January, 1973       N/A

(A) The aggregate carrying value for tax purposes is $27,939,607
(B) The aggregate carrying value for tax purposes is $72,522


SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
Century Realty Trust
December 31, 1996
                                                        Total Land,
                                            Buildings     Buildings
                                               and          and                  Accumulated Undeveloped
                                 Land     Improvements Improvements  Equipment  Depreciation   Land
                              __________  ____________ _____________ ___________ ___________    ________
Balance December 31, 1993      $1,292,658  $20,118,565  $21,411,223    $687,545  $4,933,916     $99,675
   Additions:
      Acquisitions                378,000    5,675,312    6,053,312      63,000        ---         ---
      Improvements                   ---       428,641      428,641      48,203        ---         ---
      Depreciation                   ---          ---          ---         ---      861,844        ---
   Deductions:
      Fully amortized costs                     69,487       69,487      63,685     133,172        ---
                               __________  ___________  ___________  __________  __________     _______
Balance December 31, 1994       1,670,658   26,153,031   27,823,689     735,063   5,662,588      99,675
   Additions:
      Acquisitions                398,000    6,446,469    6,844,469      85,000        ---         ---
      Improvements                   ---       231,494      231,494      94,730        ---         ---
      Depreciation                   ---          ---          ---         ---    1,050,412        ---
   Deductions:
      Fully amortized costs          ---        52,563       52,563     149,392     201,955        ---
                               __________  ___________  ___________  __________  __________     _______
Balance December 31, 1995       2,068,658   32,778,431   34,847,089     765,401   6,511,045      99,675
   Additions:
      Improvements                   ---       251,307      251,307     101,144        ---         ---
      Depreciation                   ---          ---          ---         ---    1,110,493        ---
   Deductions:
      Fully amortized costs          ---       117,065      117,065      28,291     145,356        ---
                               __________  ___________  ___________  __________  __________     _______
Balance December 31, 1996      $2,068,658  $32,912,673  $34,981,331    $838,254  $7,476,182     $99,675
                               __________  ___________  ___________  __________  __________     _______
                               __________  ___________  ___________  __________  __________     _______
