Form 10-Q
period 1997-03-31
CENTURY REALTY TRUST
filed 1997-05-13
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C. 20549

                                 FORM 10Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                 Commission File Number 0-7716



                           CENTURY REALTY TRUST
         (Exact name of Registrant as specified in its charter)


          INDIANA                                          35-1284316
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                            Identification No.)


419 Chamber of Commerce Building                            46204
    Indianapolis, Indiana                                  (ZipCode)
(Address of principal executive offices)


Registrant's telephone number, including area code           (317)632-5467


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

Shares of Beneficial Interest, no par value                1,499,139 shares


BALANCE SHEETS
Century Realty Trust
                                                 March      December
                                                31, 1997     31, 1996
                                               __________   __________
                                               Unaudited
Assets
Real estate investments:
  Land                                         $2,068,658   $2,068,658
  Buildings                                    32,925,677   32,912,673
  Equipment                                       858,278      838,254
  Allowances for depreciation                  (7,759,547)  (7,476,182)
                                               __________   __________
                                               28,093,066   28,343,403
  Net investment in direct financing leases       429,183      443,590
                                               __________   __________
                                               28,522,249   28,786,993
Cash and cash equivalents                         448,314      315,337
Short-term investments                            787,618      590,993
Accounts and accrued income receivable            511,971      335,303
Undeveloped land                                   99,675       99,675
Other assets                                      550,616      410,166
                                              ___________  ___________
                                              $30,920,443  $30,538,467
                                              ___________  ___________
                                              ___________  ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                       20,349,371   20,437,686
  Accounts payable and accrued compensation       313,888      288,474
  Accrued interest                                130,307      132,578
  State income and property taxes               1,228,714      952,031
  Tenants' security deposits and unearned rent    451,740      394,507
                                              ___________  ___________
                                               22,474,020   22,205,276

Shareholders' equity:
  Shares of Beneficial Interest, no par value-authorized
   5,000,000 shares, issued 1,529,353 shares, including
   54,214 shares in treasury (75,414 shares at
   December 31, 1996                            6,290,068    6,249,104
  Undistributed income other than from
   gain on the sale of real estate              1,211,235    1,284,028
  Undistributed net realized gain from the
   sale of real estate                          1,316,078    1,316,078
  Cost of treasury shares                        (370,958)    (516,019)
                                                8,446,423    8,333,191
                                              ___________  ___________
                                              $30,920,443  $30,538,467
                                              ___________  ___________
                                              ___________  ___________


See accompanying notes.

STATEMENTS OF  INCOME
Century Realty Trust
Unaudited
                                                    Three Months
                                                   Ended March 31,
                                              _______________________
                                                  1997        1996
                                              ___________  ___________

Income
Real estate operations:
  Rental Income                                $2,045,997  $2,018,319
  Income from direct financing leases              13,831      15,212
  Other income                                     42,217      42,342
                                               __________  __________
                                                2,102,045   2,075,873
  Less:
     Real estate operating expenses               754,103     750,937
     Depreciation                                 284,490     277,590
     Real estate taxes                            238,500     243,450
                                               __________  __________
                                                1,277,093   1,271,977
                                               __________  __________
                                                  824,952     803,896
Interest income                                    11,812       6,786
                                               __________  __________
                                                  836,764     810,682
Expenses
Interest                                          461,358     466,723
State income taxes                                 41,437      34,861
General and administrative expenses               101,435      96,725
                                               __________  __________
                                                  604,230     598,309
                                               __________  __________
Net income                                       $232,534    $212,373
                                               __________  __________
                                               __________  __________
Net income per share of
  Beneficial Interest                               $0.16       $0.15
                                               __________  __________

Weighted average number
  of shares outstanding                         1,465,086   1,453,272

See accompanying notes.


STATEMENTS OF CASH FLOW
Century Realty Trust
Unaudited
                                                             Three Months
                                                            Ended March 31,
                                                      _______________________
                                                          1997         1996
                                                      __________   __________
Operating Activities
Net income                                              $232,534     $212,373
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          292,160      284,685
  Changes in operating assets and liabilities:
    Decrease (Increase)  in accounts and income
      receivable                                        (176,668)     (79,538)
    Decrease (Increase) in prepaid expenses and
      other assets                                      (149,245)     (67,920)
    Increase in accounts payable and accrued expenses    299,826      290,466
    Increase (decrease) in tenants' security deposits
     and unearned rents                                   57,233      (13,176)
                                                      __________   __________
Net cash provided by operations                          555,840      626,890

Investing Activities
Investment in certificates of deposit                   (691,493)    (592,735)
Proceeds from matured certificates of deposit            494,868       98,711
Purchase of property improvements and replacements       (33,028)     (74,436)
Principal payments received under leases                  14,407       10,097
                                                      __________   __________
Net cash used in investing activities                   (215,246)    (558,363)

Financing Activities
Proceeds from sale of treasury shares                    186,025       17,500
Principal payments on mortgage notes payable             (88,315)     (74,698)
Dividends paid to shareholders                          (305,327)      (1,225)
                                                      __________   __________
Net cash provided by (used in) financing activities     (207,617)     (58,423)
                                                      __________   __________
Net increase (decrease) in cash and cash equivalents     132,977       10,104
Balance at beginning of period                           315,337      189,929
                                                      __________   __________
Balance at end of period                                $448,314     $200,033
                                                      __________   __________
                                                      __________   __________

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

CENTURY REALTY TRUST
Unaudited

NOTE 1 - PENDING REAL ESTATE INVESTMENT TRANSACTIONS

     Late in 1996, the Trust agreed to purchase a 192 unit apartment property in Evansville, Indiana for $5.25 million, subject to $3.7 million of indebtedness under an existing first-mortgage loan.
Early in 1997, the Trust agreed to purchase a 34,000 square foot office property in Indianapolis, Indiana for $1.55 million. The Trust expects to acquire both of these properties during the second quarter of 1997. To facilitate the purchases, the Trust obtained a $2.5 million stand-by line of credit from a bank.

NOTE 2 - MORTGAGE NOTES PAYABLE

     Eight of the Trust's properties are encumbered by mortgage loans that are payable in monthly installments totaling approximately $178,000, including interest at rates ranging from 8.125% to 9.75% per annum, and which mature from April 15, 1998 to October 1, 2006. The approximate aggregate amount of scheduled mortgage loan repayments for each of the remaining quarters of 1997 are: second quarter, $72,600; third quarter, $74,200; and, fourth quarter, $75,900.

NOTE 3 - FEDERAL INCOME TAXES

     The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. Assuming compliance with other requirements of the Code, income distributed will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the financial statements. Distributions, however, to the extent that such payments are from earnings and profits of the Trust, are taxable to the shareholder recipients as dividend income.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


     For the first quarter of 1997, the Trust reported increases over the comparable 1996 period in both rental income and income from real estate operations. In spite of a $6,900 increase in the provision for depreciation, substantially all of which related to property improvements and replacements purchased in 1996, reported net income increased by $20,161 or $.01 per share. The 9.5% increase in net income was due to improved results of operations from the investment properties owned throughout the first quarter of 1996 and 1995. The Trust has acquired no investment properties since the purchase of the Fox Run apartments March 31, 1995.

     The nine apartment properties (1,358 units) that the Trust owned throughout the first quarters of 1997 and 1996 reported average three-month economic occupancy rates of 94% and 96.9% for the two periods, respectively. Average rental rates increased 4.8% for those properties over the prior year period. The combined effect of lower occupancy rates and higher rental rates resulted in a 1.6% increase in gross revenue from the core group of apartments. Operating expenses, excluding interest and depreciation, for the same properties amounted to 46.6% of gross possible income for the first quarter of 1997, down from 47.1% for the prior year period, and amounted to a decrease of .4% in total operating expenses.

     Rental properties other than apartments, which accounted for 4% percent of total rental income in the first quarter of 1997, reported a 7.9% ($5,200) decrease in net operating income compared with the prior year. Rental income, due to lower occupancy rates, was down $4,800, or 5.7%, while operating expenses increased by 2.1%. During the 1996 quarter, the commercial properties were 100% occupied.

     Interest expense related to loans outstanding throughout the first quarters of 1997 and 1996 declined by $10,689 due the scheduled reduction of loan balances. That decrease was partly offset by $4,700 of additional interest expense related to approximately $240,000 of additional borrowings in connection with the refinance of two mortgage loans during 1996. One loan was refinanced in May, 1996 and the other in September, 1996.

FINANCIAL CONDITION AND LIQUIDITY


     At March 31,1997, the Trust held approximately $1,236,000 in cash and short term investments. It invests funds in excess of immediate cash needs in securities of the U.S. government, agencies of the U.S government, and FDIC-insured certificates of deposit. Except for the two pending property acquisitions, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1997. No transactions or events have occurred to indicate that funds provided by operations, except as to the impact resulting from properties not yet acquired, during the balance of 1997 will differ disproportionately from the first quarter of the year.

     The Trust expects to complete the purchase of a 34,000 square foot office building in Indianapolis, in late May of early June, 1997. In connection with that purchase, the Trust expects to issue approximately $250,000 of restricted (unregistered) shares of beneficial interest and make a permanent cash investment of a like amount. The balance of the purchase price, approximately $1 million, will be funded by a long-term mortgage loan on the property.

     The purchase of a 192-unit apartment property in Evansville, Indiana, will be completed when the holder of an existing first mortgage loan approves the assumption by the Trust. A closing in mid to late June now appears likely. In addition to the mortgage loan assumption, an equity investment of approximately $1.5 million will be required to complete the purchase.

     To facilitate both of the pending purchases the Trust, after March 31, sold 36,000 shares of beneficial interest previously held as treasury shares for a total of $391,500. In addition, the Trust has been granted a $2.5 million unsecured standby line of credit by a bank. The line of credit, to the extent necessary, will be used to complete the purchases.

     The two pending acquisitions, combined, are expected to initially provide approximately $1.4 million in annual rental income and produce a net cash flow of approximately 10% on the equity invested.

     The Trust intends to continue as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. The Trust, until the third quarter of 1996, followed a practice of making cash distributions to its shareholders in June and December each year. In May, 1996, the Board of Trustees declared a cash distribution of $.40 per share which was paid June 17, 1996. After that payment, the Board of Trustees changed the frequency of distributions to quarterly, and subsequently paid distributions of $.21 per share in both September and December, 1996. To facilitate the provision of timely quarterly financial reports to shareholders, the timing of quarterly distributions was changed for subsequent distributions. Commencing in 1997, distributions were scheduled for payment in February, May, August and November. A distribution of $.21 per share was paid in February, and on April 1, 1997, a distribution of $.22 per share was declared for payment May, 19, 1997 to shareholders of record April 25, 1997.

INFLATION


     Management believes that the direct effects of inflation on the Trust's operations have been insignificant.


                               PART II

     Item 6(b). No events occurred during the three months ended March 31, 1997, which would have necessitated the filing of a report on Form 8K.

                     MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at March 31, 1997, and December 31, 1996, and the results of its operations and its cash flow for the three months ended March 31, 1997, and March 31, 1996, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1996 annual report.



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