Form 10-Q
period 1997-06-30
CENTURY REALTY TRUST
filed 1997-08-13
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                    FORM 10Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997                 Commission File Number 0-7716


                            CENTURY REALTY TRUST
            (Exact name of Registrant as specified in its charter)

     INDIANA                                                     35-1284316
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)



823 Chamber of Commerce Building                                  46204
   Indianapolis, Indiana                                        (ZipCode)
(Address of principal executive offices)

Registrant's telephone number, including area code	           (317)632-5467

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

Shares of Beneficial Interest, no par value                1,535,314 shares



BALANCE SHEETS
Century Realty Trust
                                                       June       December
                                                     30, 1997      31, 1996
                                                    ___________  ___________
                                                     Unaudited
Assets
Real estate investments:
  Land                                               $2,658,883   $2,068,658
  Buildings                                          38,958,783   32,912,673
  Equipment                                             927,578      838,254
  Allowances for depreciation                        (8,045,767)  (7,476,182)
                                                    ___________  ___________
                                                     34,499,477   28,343,403
  Net investment in direct financing leases             423,562      443,590
                                                    ___________  ___________
                                                     34,923,039   28,786,993
Cash and cash equivalents                               419,077      315,337
Short-term investments                                  590,518      590,993
Accounts and accrued income receivable                  374,919      335,303
Undeveloped land                                         99,675       99,675
Other assets                                            591,716      410,166
                                                    ___________  ___________
                                                     36,998,944   30,538,467
                                                    ___________  ___________
                                                    ___________  ___________

Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                    $2,000,000            0
  Mortgage notes payable                             23,929,496   20,437,686
  Accounts payable and accrued compensation             718,192      288,474
  Accrued interest                                      152,469      132,578
  State income and property taxes                     1,094,187      952,031
  Tenants' security deposits and unearned rent          382,857      394,507
                                                    ___________  ___________
                                                     28,277,201   22,205,276

Shareholders' equity:
  Shares of Beneficial Interest, no par value-authorized
   5,000,000 shares, issued 1,553,528 shares (1,529,353 shares at December 31, 1996) including 18,214 shares in
   treasury (75,414 shares at December 31, 1996)      6,710,229    6,249,104
  Undistributed income other than from
   gain on the sale of real estate                      820,064    1,284,028
  Undistributed net realized gain from the
   sale of real estate                                1,316,078    1,316,078
  Cost of treasury shares                              (124,628)    (516,019)
                                                    ___________  ___________
                                                      8,721,743    8,333,191
                                                    ___________  ___________
                                                    $36,998,944  $30,538,467
                                                    ___________  ___________
                                                    ___________  ___________

See accompanying notes.


STATEMENTS OF  INCOME
Century Realty Trust
Unaudited
                                       Three Months         Six Months
                                       Ended June 30,       Ended June 30,
                                   _____________________ _____________________
                                       1997      1996       1997      1996
                                   __________ __________ __________ __________

Income
Real estate operations:
  Rental income                    $2,069,603 $2,006,016 $4,115,600 $4,024,335
  Other income                         37,779     39,435     79,996     81,777
  Income from direct financing
   leases                              13,831     15,213     27,662     30,425
                                   __________ __________ __________ __________
                                    2,121,213  2,060,664  4,223,258  4,136,537
  Less:
     Real estate operating expenses   769,247    754,629  1,523,350  1,505,566
     Depreciation                     285,096    277,590    569,586    555,180
     Real estate taxes                193,599    196,640    432,099    440,090
                                   __________ __________ __________ __________
                                    1,247,942  1,228,859  2,525,035  2,500,836
                                   __________ __________ __________ __________
                                      873,271    831,805  1,698,223  1,635,701

Interest income                        16,784     11,962     28,596     18,748
                                   __________ __________ __________ __________
                                      890,055    843,767  1,726,819  1,654,449
Expenses
Interest                              469,224    462,437    930,582    929,160
State income taxes                     40,459     35,647     81,896     70,508
General and administrative expenses   106,052     94,730    207,487    191,455
                                   __________ __________ __________ __________
                                      615,735    592,814  1,219,965  1,191,123
                                   __________ __________ __________ __________
Net income                           $274,320   $250,953   $506,854   $463,326
                                   __________ __________ __________ __________
                                   __________ __________ __________ __________

Net income per share of
  Beneficial Interest                   $0.18      $0.17      $0.34      $0.32
                                   __________ __________ __________ __________
                                   __________ __________ __________ __________

Weighted average number
  of shares outstanding             1,505,911  1,453,716  1,485,615  1,453,494

See accompanying notes.


STATEMENTS OF CASH FLOW
Century Realty Trust
Unaudited
                                                            Six Months
                                                           Ended June 30,
                                                       _____________________
                                                          1997        1996
                                                      __________  __________

Operating Activities
Net income                                              $506,854    $463,326
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          587,177     569,841
  Changes in operating assets and liabilities:
    Increase in accounts and income
      receivable                                         (39,616)    (98,212)
    Increase in prepaid expenses and other assets       (199,142)    (17,746)
    Increase in accounts payable and accrued expenses    162,048      69,113
    Increase (decrease) in tenants' security deposits
     and unearned rents                                   73,904      (7,255)
                                                      __________  __________
Net cash provided by operations                        1,091,225     979,067


Investing Activities
Short-term investment of funds                        (1,384,734) (1,183,394)
Proceeds from matured short-term investments           1,385,209     986,267
Acquisition of real estate, net of debt assumed       (2,653,009)          0
Purchase of property improvements and replacemets       (127,375)   (171,082)
Principal payments received under leases                  20,028      20,194
                                                      __________  __________
Net cash used in investing activities                 (2,759,881)   (348,015)

Financing Activities
Proceeds from sale of treasury shares                    577,525      17,500
Short-term bank borrowing                              2,000,000    (700,762)
Proceeds from long-term mortgage loans                         0     730,492
Principal payments on mortgage notes payable            (178,474)   (129,145)
Dividends paid to shareholders                          (626,655)   (576,883)
                                                      __________  __________
Net cash provided by (used in) financing activities    1,772,396    (658,798)
                                                      __________  __________
Net increase (decrease) in cash and cash equivalents     103,740     (27,746)
Balance at beginning of period                           315,337     189,929
                                                      __________  __________
Balance at end of period                                $419,077    $162,183
                                                      __________  __________
                                                      __________  __________

See accompanying notes.


NOTES TO FINANCIAL STATEMENTS

CENTURY REALTY TRUST
Unaudited


NOTE 1 - REAL ESTATE INVESTMENT TRANSACTIONS


     On May 29, 1997, the Trust purchased from a partnership, in which one of its Trustees is a partner, a 34,000 square-foot multiple-tenant office building in Indianapolis, Indiana. The property, unencumbered, was purchased for $1.5 million, an amount approximately equal to its independently appraised value. To complete the purchase, the Trust borrowed $1 million against a $2.5 million unsecured line of credit from NBD Bank, N.A., and issued 24,175 previously unissued shares of beneficial interest valued at $275,000 to the selling partnership. The balance of the purchase price, net of prorated income and expenses, was paid in cash. The Trust expects to obtain a long-term mortgage loan on the property, the proceeds from which will be used to repay short-term bank borrowings. The property was 100% leased on the date purchased.

     On June 30, 1997, the Trust, through a wholly-owned subsidiary, Charter Oaks Associates, LLC, purchased from Charter Oaks Associates Limited Partnership, an unrelated New Jersey limited partnership, the Charter Oaks apartments, a 192-unit property in Evansville, Indiana for $5.1 million.
The Trust assumed an existing first mortgage loan with a remaining balance of $3.67 million and borrowed $1 million against its $2.5 unsecured bank line of credit to complete the purchase. Borrowings under the line of credit bear interest, currently 8%, based on LIBOR and mature in one year. The balance of the purchase price, net of prorated income and expenses, was paid in cash. On the date purchased, more than 95% of the apartments were rented.


NOTE 2 - MORTGAGE NOTES PAYABLE


     Nine of the Trust's fifteen properties, including the two recent acquisitions, are encumbered by mortgage loans that are payable in monthly installments totaling approximately $208,000, including interest at fixed rates ranging from 8.125% to 9.75% per annum, and which mature from April 15, 1998 to October 1, 2006. The approximate aggregate amount of scheduled mortgage loan repayments for each of the remaining quarters of 1997 are: third quarter, $81,000; and, fourth quarter, $82,800.


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the quarter and six months ended June 30, 1997, the Trust reported increases over the comparable 1996 periods in both rental income and income from real estate operations. In spite of increases in the provision for depreciation, substantially all of which related to property improvements and replacements purchased in 1996, net income increased by $23,367
($.01 per share) and $43,528 ($.02 per share) for the quarter and six months, respectively. The increase in net income was due to improved results of operations from the investment properties owned throughout the first and second quarters of 1997 and 1996. The Trust, in separate and unrelated transactions, acquired two investment properties during the second quarter of 1997 but they did not materially effect to results of operations through June 30.


     On May 29, 1997, the Trust purchased a 34,000 square-foot multiple-tenant office building in Indianapolis for $1.5 million, and on June 30, 1997, it purchased the Charter Oaks apartments, a 192-unit property, in Evansville, Indiana for $5.1 million. The terms of those transactions are described in
Note 1 to the financial statements. The office property was 100% leased and the apartment property was 95% rented at the dates of acquisition. The Trust projects that ,combined, these two investments will increase gross income from real estate operations by approximately 16%, net income by 1% and funds from operations by 8%.

     The nine apartment properties (1,358 units) that the Trust owned throughout the first two quarters of 1997 and 1996 reported average six-month economic occupancy rates of 94.1% and 96.5% for the two periods, respectively. For the second quarters of 1997 and 1996, economic occupancy rates were 93.7% and 96.0%, respectively. Average rental rates increased 4.8% for those properties over the prior year periods. The combined effect of lower occupancy rates and higher rental rates resulted in increases in gross revenue from this core group of apartments by 2.6% and 3.1% for the quarter and six month periods, respectively. Operating expenses, excluding interest and depreciation, for the same properties amounted to 43.9% and 44.8% of gross possible income for the second quarter and six month periods of 1997, down from 46.9% and 47.5% for the prior year periods. Those operating expenses, compared with 1996, decreased by .9% and .7% for the quarter and six months ended June 30, 1997, respectively.

     Rental properties other than apartments, which accounted for 4% percent of total rental income in each of the first two quarters of 1997, reported decreases in net operating income of 19.8% ($10,600) and 15.3% ($18,300) for the second quarter and first six months of 1997 compared with the prior year periods. Rental income, due to lower occupancy rates, was down $11,400, or 15.3% and $16,200, or 10.1%, for the second quarter and six months. Operating expenses during the second quarter decreased by 4.7% and, for the six months, increased by 7% in comparison with the same periods a year ago. During the 1996 quarter and six month periods, the commercial properties were 100% occupied.

     Interest expense related to loans outstanding throughout the first two quarters of 1997 and 1996 declined by $17,000 and $27,700 for the second quarter and six month periods, respectively, due the scheduled reduction of loan balances. Those decreases were more than offset by additional interest expense related to approximately $240,000 of additional borrowings in connection with the refinance of two mortgage loans and a short-term bank loan during 1996. One mortgage loan and the bank loan were refinanced in May, 1996 and the other mortgage loan was refinanced in September, 1996.


FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 1997, the Trust held approximately $1,000,000 in cash and short term investments. It invests funds in excess of immediate cash needs in securities of the U.S. government, agencies of the U.S government, and FDIC-insured certificates of deposit. Except for a pending agreement to acquire control, as general partner, of six limited partnerships, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1997.

     No transactions or events have occurred to indicate that funds provided by operations, except as to the projected impact, previously described, of two investment properties purchased in the second quarter of 1997 and the impact which might result from properties not yet acquired, during the second half of 1997 will differ disproportionately from the first half of the year.

     In July, 1997, the Trust agreed, subject to approval by a majority of the limited partners in each partnership and by all of the mortgage holders, to purchase the sole general partner position in six limited partnerships. The partnerships have an aggregate total asset value of approximately $18.9 million with mortgage loans and other liabilities of approximately $14.4 million. Approvals are expected to be solicited in August. If such approvals are obtained and all due diligence procedures are satisfactorily completed, the transaction could be consummated in the fourth quarter of 1997. Under the agreement, the Trust would invest $550,000 and become, through a wholly-owned qualified REIT subsidiary corporation, a 1% equity owner of, and would have full management control over, all six of the partnerships and their respective apartment properties. Each partnership owns one apartment property - five in Indiana and one in Ohio. In the aggregate, the properties contain 722 apartment units, the smallest containing 64 units and the largest containing 182 units.

     The agreement further provides that, within two years after closing, the Trust would use its best efforts to offer each limited partner the right to exchange his/her limited partnership interest for shares of beneficial interest of the Trust based on an agreed exchange ratio. Assuming that such an exchange offer is made and that all limited partners eventually accept such offer, the Trust could, by issuing approximately 333,000 shares of beneficial interest (approximately $3.9 million at current market value), become the equity owner of the six apartment properties.

     To facilitate the two acquisitions completed in the second quarter, the Trust, sold 48,000 shares of beneficial interest previously held as treasury shares for a total of $522,000. In addition, the Trust obtained a $2.5 million unsecured standby line of credit from a bank. Through June 30, 1997, the Trust has borrowed $2 million against the line of credit. The remainder of line of credit, together with cash and invested funds currently on hand, represents sufficient capital to complete the aforementioned partnership transaction should it be approved and executed.

     The Trust intends to continue as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. The Trust, until it adopted a quarterly distribution schedule in the third quarter of 1996, followed a practice of making cash distributions to its shareholders in June and December each year. Quarterly distributions, each $.21 per share , were paid in September and December, 1996. To facilitate the provision of timely quarterly financial reports to shareholders, the timing of quarterly distributions was changed for subsequent distributions. Commencing in 1997, distributions were scheduled for payment in February, May, August and November. Distributions in 1997 of $.21, $.22 and $.22 were declared for payment in February, May and August, respectively.


INFLATION

     Management believes that the direct effects of inflation on the Trust's operations have been insignificant.



                                   PART II


     Item 6(b). No events occurred during the three months ended June 30, 1997, which would have necessitated the filing of a report on Form 8K.


                        MANAGEMENT REPRESENTATIONS


     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at June 30, 1997, and December 31, 1996, and the results of its operations and its cash flow for the three months and six months ended June 30, 1997, and June 30, 1996, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1996 annual report.


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