Form 10-Q
period 1997-09-30
CENTURY REALTY TRUST
filed 1997-11-13
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  D.C. 20549

                                    FORM 10Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997          Commission File Number 0-7716



                            CENTURY REALTY TRUST
          (Exact name of Registrant as specified in its charter)


     INDIANA                                               35-1284316
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                         Identification No.)


823 Chamber of Commerce Building
 Indianapolis, Indiana                                      46204
(Address ofprincipal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (317)632-5467

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

Shares of Beneficial Interest, no par value           1,547,314 shares




BALANCE SHEETS
Century Realty Trust
                                                    September      December
                                                    30, 1997       31, 1996
                                                   ____________  ___________
                                                   Unaudited
Assets
Real estate investments:
  Land                                             $2,658,883    $2,068,658
  Buildings                                        39,120,115    32,912,673
  Equipment                                           960,944       838,254
  Allowances for depreciation                      (8,369,526)   (7,476,182)
                                                  ____________  ____________
                                                   34,370,416    28,343,403
  Net investment in direct financing leases           415,012       443,590
                                                  ____________  ____________
                                                   34,785,428    28,786,993
Cash and cash equivalents                             200,269       315,337
Short-term investments                                791,554       590,993
Accounts and accrued income receivable                479,201       335,303
Undeveloped land                                       99,675        99,675
Other assets                                          797,505       410,166
                                                  ____________  ____________
                                                  $37,153,632   $30,538,467
                                                  ____________  ____________
                                                  ____________  ____________

Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                  $1,900,000            $0
  Mortgage notes payable                           23,830,585    20,437,686
  Accounts payable and accrued compensation           487,475       288,474
  Accrued interest                                    306,354       132,578
  State income and property taxes                   1,547,398       952,031
  Tenants' security deposits and unearned rent        420,146       394,507
                                                  ____________  ____________
                                                   28,491,958    22,205,276

Shareholders' equity:
  Shares of Beneficial Interest, no par value-
   authorized 5,000,000 shares, issued 1,553,528
   shares (1,529,353 shares at December 31, 1996)
   including 6,214 shares in treasury (75,414
   shares at December 31, 1996)                     6,758,619     6,249,104
  Undistributed income other than from
   gain on the sale of real estate                    629,495     1,284,028
  Undistributed net realized gain from the
   sale of real estate                              1,316,078     1,316,078
  Cost of treasury shares                             (42,518)     (516,019)
                                                  ____________  ____________
                                                    8,661,674     8,333,191
                                                  ____________  ____________
                                                  $37,153,632   $30,538,467
                                                  ____________  ____________
                                                  ____________  ____________

See accompanying notes.



STATEMENTS OF  INCOME
Century Realty Trust
Unaudited
                                      Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                ______________________  ______________________
                                  1997        1996        1997        1996
                                __________  __________  __________  __________

Income
Real estate operations:
  Rental income                 $2,368,037  $2,031,952  $6,483,637  $6,056,287
  Other income                      32,232      38,671     112,228     120,448
  Income from direct financing
    leases                          13,830      15,212      41,492      45,637
                                __________  __________  __________  __________
                                 2,414,099   2,085,835   6,637,357   6,222,372
  Less:
     Real estate operating expense 970,683     802,369   2,494,033   2,307,935
     Depreciation                  327,135     277,590     896,721     832,770
     Real estate taxes             259,830     220,213     691,929     660,303
                                __________  __________  __________  __________
                                 1,557,648   1,300,172   4,082,683   3,801,008
                                __________  __________  __________  __________
                                   856,451     785,663   2,554,674   2,421,364

Interest income                     12,538      10,966      41,134      29,714
                                __________  __________  __________  __________
                                   868,989     796,629   2,595,808   2,451,078
Expenses
Interest                           582,566     464,552   1,513,148   1,393,712
State income taxes                  38,152      35,277     120,048     105,785
General and administrative expenses 98,432      94,665     305,919     286,120
                                __________  __________  __________  __________
                                   719,150     594,494   1,939,115   1,785,617
                                __________  __________  __________  __________
Net income                        $149,839    $202,135    $656,693    $665,461
                                __________  __________  __________  __________
                                __________  __________  __________  __________
Net income per share of
  Beneficial Interest                $0.10       $0.14       $0.44       $0.46
                                __________  __________  __________  __________
                                __________  __________  __________  __________

Weighted average number
  of shares outstanding          1,542,282   1,453,642   1,504,693   1,453,593


See accompanying notes.



STATEMENTS OF CASH FLOW
Century Realty Trust
Unaudited
                                                           Nine Months
                                                        Ended September 30,
                                                     _________________________
                                                         1997          1996
                                                     ___________   ___________

Operating Activities
Net income                                             $656,693      $665,461
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         919,908       853,716
  Changes in operating assets and liabilities:
    Increase in accounts and income
      receivable                                       (143,898)       38,191
    Increase in prepaid expenses and other assets      (413,901)     (220,704)
    Increase in accounts payable and accrued expenses   462,789       210,944
    Increase (decrease) in tenants' security deposits
     and unearned rents                                 181,272        (5,518)
                                                     ___________   ___________
Net cash provided by operations                       1,662,863     1,542,090

Investing Activities
Short-term investment of funds                       (2,176,286)   (1,678,219)
Proceeds from matured short-term investments          1,975,726     1,282,547
Acquisition of real estate, net of debt assumed      (2,706,890)            0
Purchase of property improvements and replacements     (268,193)     (272,532)
Principal payments received under leases                 28,578        30,290
                                                     ___________   ___________
Net cash used in investing activities                (3,147,065)     (637,914)

Financing Activities
Proceeds from sale of treasury shares                   708,025        17,500
Net short-term bank borrowing                         1,900,000      (700,762)
Proceeds from long-term mortgage loans                        0     2,987,537
Principal payments on mortgage notes payable           (277,385)   (2,207,067)
Dividends paid to shareholders                         (961,506)     (879,782)
                                                     ___________   ___________
Net cash provided by (used in) financing activities   1,369,134      (782,574)
                                                     ___________   ___________
Net increase (decrease) in cash and cash equivalents   (115,068)      121,602
Balance at beginning of period                          315,337       189,929
                                                     ___________   ___________
Balance at end of period                               $200,269      $311,531
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

     In July, 1997, the Trust agreed in principle to
purchase, through a wholly-owned subsidiary, the one percent General Partner interest and management control of five Indiana apartment properties containing a total of 586 apartment units. A sixth property that was originally identified as part of the transaction was determined to be unacceptable as a result of due diligence inspections. In addition to its initial cash investment of approximately $900,000, the Trust agreed that, within two years, it would use its best efforts to offer the limited partners, who have a 99% equity interest, the right to exchange their partnership interests for approximately 300,000
shares of the Trust   Subject to approval of the transaction by
the holders of existing mortgage loans on all five of the properties, the Trust expects to complete the purchase during the fourth quarter of 1997.

NOTE 2 - MORTGAGE NOTES PAYABLE

     Nine of the Trust's fifteen properties, including the two recent acquisitions, are encumbered by mortgage loans that are payable in monthly installments totaling approximately $208,000, including interest at fixed rates ranging from 8.125% to 9.75% per annum, and which mature from April 15, 1998 to October 1, 2006. The approximate aggregate amount of scheduled mortgage loan repayments for the remaining quarter of 1997 is $82,800.

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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For the quarter and nine months ended September 30,
1997, the Trust reported increases over the comparable 1996
periods in both rental income and income from real estate
operations.   Due partly to start-up expenses and additional
interest and depreciation charges related to properties purchased late in the second quarter of 1997, and to a lesser extent, to increases in the provision for depreciation related to property improvements and replacements purchased in 1996, net income decreased by $52,296 and $8,768 for the quarter and nine months, respectively. The Trust also experienced more than expected resident turnover and less than expected economic occupancy at two of its apartment properties in the third quarter. Approximately forty percent of the exiting residents stated that they were purchasing homes while the existing supply of single-family homes is good and financing terms are attractive. The two properties most effected reported $42,600 and $20,600 less rental income in the third quarter and nine months of 1997, respectively, than for the same periods a year ago.

     On May 29, 1997, the Trust purchased a 34,000 square-foot multiple-tenant office building in Indianapolis for $1.5 million, and on June 30, 1997, it purchased the Charter Oaks apartments, a 192-unit property, in Evansville, Indiana for $5.1 million. The terms of those transactions are described in Note 1 to the financial statements. The office property was 100% leased and the apartment property was 95% rented at the dates of acquisition. For the third quarter of 1997, the newly acquired properties produced 14% of gross rental income, 4% of funds from operations and a net loss of $21,000. The Trust projects that in 1998 these two investments will account for 16% gross income from real estate operations, 8% of funds from operations and 1% of net income.

     The nine apartment properties (1,358 units) that the Trust owned throughout the first three quarters of 1997 and 1996 reported average nine-month economic occupancy rates of 92.7% and 95.8% for the two periods, respectively. For the third quarters of 1997 and 1996, economic occupancy rates were 91.3% and 94.3%, respectively. Average rental rates increased 3.5% for those properties over the prior year periods. The combined effect of lower occupancy rates and higher rental rates resulted in increases in gross revenue from this core group of apartments by 0.2% and 1.9% for the quarter and nine month periods, respectively. Operating expenses, excluding interest and depreciation, for the same properties amounted to 47.6% and 45.7% of gross possible income for the third quarter and nine month periods of 1997, down from 49.2% and 47.7% for the prior year periods. Those operating expenses, compared with 1996, increased by 2.3% and .4% for the quarter and nine months ended September 30, 1997, respectively.

     The Charter Oaks apartments, in its first quarter of ownership by the Trust, experienced an economic occupancy rate of 91%. Its operating expenses, excluding interest and depreciation, amounted to 58% of gross possible income. The Trust projected that in its first full year of ownership, Charter Oaks occupancy will average 94%, excluding rental premiums for corporate tenants. Operating expenses for the first full year are projected to consume 53.5% of gross possible income from non-corporate tenants.

     Rental properties other than apartments,excluding the
office building purchased in 1997,    accounted for 4% percent
of total rental income in each of the first three quarters of 1997. Those properties, in the aggregate, reported a 1.7% increase in net operating income for the third quarter and a decrease in net operating income of 12% ($21,000) for the first nine months of 1997 compared with the prior year periods. Rental income, due to lower occupancy rates, was down $2,800, or 3.6% and $19,100, or 8%, for the third quarter and nine months. Operating expenses during the second quarter decreased by 15.8% and, for the nine months, increased by 3% in comparison with the same periods a year ago. During the 1996 quarter and nine month periods, the commercial properties were 100% occupied.

     The office building purchased in May, 1997, was 100% leased at the time of purchase and remained fully occupied through September. Operating expenses through September amounted to 33% of rental income compared to an expense rate of 30% for commercial properties owned for the full nine months of 1997. Through September (approximately four months) the newly-acquired office property produced operating results that were more favorable than pre-acquisition projections as to both income and operating expenses.

     Interest expense related to loans outstanding throughout the first three quarters of 1997 and 1996 declined by $9,600 and $28,300 for the third quarter and nine month periods, respectively, due the scheduled reduction of loan balances.
Those decreases were partly offset by additional interest expense related to approximately $240,000 of additional borrowings in connection with the refinance of two mortgage loans and a short-term bank loan during 1996. One mortgage loan and the bank loan were refinanced in May, 1996 and the other mortgage loan was refinanced in September, 1996. Interest expense related to the two properties purchased in 1997 accounted for $121,600 and $150,900 of interest expense for the third quarter and nine months of 1997, respectively.


FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 1997, the Trust held approximately $1,000,000 in cash and short term investments. It invests funds in excess of immediate cash needs in securities of the U.S. government, agencies of the U.S government, and FDIC-insured certificates of deposit. Except for a pending agreement to acquire control, as general partner, of five limited partnerships, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1997.

     No transactions or events have occurred to indicate that funds provided by operations, except as to the projected impact, previously described, of two investment properties purchased in the second quarter of 1997 and the impact which might result from properties not yet acquired, during the second half of 1997 will differ disproportionately from the first half of the year.

     In July, 1997, the Trust agreed, subject to approval by a majority of the limited partners in each partnership and by all of the mortgage holders, to purchase the sole general partner position in six limited partnerships. One of the six limited partnerships was later deleted from the agreement due to higher than expected property improvement needs and declining cash flow during the first eight months of 1997. The remaining five partnerships have an aggregate total asset value of approximately $15 million with mortgage loans and other liabilities of approximately $11.3 million. If all due diligence procedures are satisfactorily completed, the transaction could be consummated in the fourth quarter of 1997. Under the modified agreement, the Trust would invest, excluding organization and acquisition costs, $687,500 and become, through a wholly-owned qualified REIT subsidiary corporation, a 1% equity owner of, and would have full management control over, all five of the partnerships and their respective apartment properties. Each partnership owns one apartment property in Indiana. In the aggregate, the properties contain 586 apartment units, the smallest containing 64 units and the largest containing 182 units.

     The agreement further provides that, within two years after closing, the Trust will use its best efforts to offer each limited partner the right to exchange his/her limited partnership interest for shares of beneficial interest of the Trust based on an agreed exchange ratio. Assuming that such an exchange offer is made and that all limited partners eventually accept such offer, the Trust could, by issuing approximately 296,000 shares of beneficial interest (approximately $3.4 million at current market value), become the equity owner of the five apartment properties.

     To facilitate the two acquisitions completed in the second quarter, the Trust, sold 48,000 shares of beneficial interest previously held as treasury shares for a total of $522,000. In addition, the Trust obtained a $2.5 million, subsequently increased to $3 million, unsecured standby line of credit from a bank. Through June 30, 1997, the Trust has borrowed $1.9 million against the line of credit. The remainder of line of credit, together with cash and invested funds currently on hand, represents sufficient capital to complete the aforementioned partnership transaction should it be approved and executed.

     The Trust intends to continue as a real estate
investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. The Trust, until it adopted a quarterly distribution schedule in the third quarter of 1996, followed a practice of making cash distributions to its shareholders in June and December each year. Quarterly distributions, each $.21 per share , were paid in September and December, 1996. To facilitate the provision of timely quarterly financial reports to shareholders, the timing of quarterly distributions was changed for subsequent distributions. Commencing in 1997, distributions were scheduled for payment in February, May, August and November. Distributions in 1997 of $.21, $.22 and
$.22 were paid in February, May and August, respectively.   On
September 26, 1997, the Trust declared its fourth quarterly distribution for the year in the amount of $.22 per share payable November 17, 1997. With 1,547,314 shares outstanding, the November distribution will require the disbursement of $340,409.


INFLATION

     Management believes that the direct effects of inflation on the Trust's operations have been insignificant during the three months and nine months ended September 30, 1997.



                               PART II

     Item 6(b).  No events occurred during the three
months ended September 30, 1997, which would have necessitated the filing of a report on Form 8K.

                     MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at September 30, 1997, and December 31, 1996, and the results of its operations and its cash flow for the three months and nine months ended September 30, 1997, and September 30, 1996, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1996 annual report



                             SIGNATURES

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