Form 10-K
period 1997-12-31
CENTURY REALTY TRUST
filed 1998-03-27
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20259

                                FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997  Commission file number 0-7716

                           CENTURY REALTY TRUST
              (Exact name of Registrant as specified in its charter)

INDIANA                                                        35-1284316
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

823 Chamber of Commerce Building                                 46204
    Indianapolis, Indiana                                      (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:           (317)632-5467

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                Shares of Beneficial Interest
                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---   ---

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $15,530,220, based upon the average bid and asked prices on March 10, 1998

Shares of Beneficial Interest, no par value--1,547,314 shares outstanding as of March 10, 1998.


PART 1

ITEM 1.  BUSINESS

The principal business of Century Realty Trust, an Indiana business trust, is the ownership of income-producing real properties, which consist of fifteen apartment complexes, two restaurant properties, three commercial properties, and various parcels of undeveloped land which are situated adjacent to rental properties owned by the Trust. In 1997, the Trust expanded its investment options to include the exclusive control of real estate through the use of operating partnerships. At the end of 1997, five of the Trust's fifteen apartment properties were owned by operating partnerships. Other than long-term leases on the restaurant properties, the Trust's rental income is derived from short-term leases of units in its various buildings. The residential properties are managed under agreements with independent property management firms. The Trust and its operating partnerships reimburse the management firms for compensation of approximately 65 persons employed at the apartment properties.

The Trust has elected to be treated as a real estate investment trust under the Internal Revenue Code and to distribute substantially all of its real estate investment trust taxable income. A real estate investment trust is an investment vehicle which permits individuals, by purchasing shares, to invest in real estate equities and/or mortgage loans, and share in the profits therefrom without having profits subjected to federal income taxes at the trust level.



ITEM 2. PROPERTIES

The following investment properties were owned by the registrant at December 31, 1997:


                                         Year    No. of     1997       Net
Apartments          Location           Acquired  Units  Occupancy   Investment
__________          ________________  _________  ______ _________   __________
Park Plaza          Indianapolis, IN     1973     176        91%   $   666,728
Fontenelle          Kokomo, IN           1973     176        91      1,162,736
Park Forest         Marion, IN           1973      64        95        443,187
Chester Heights     Richmond, IN         1973     110        92        420,667
Driftwood Park      Indianapolis, IN     1989      48        90      1,033,057
Regency Royale      Mishawaka, IN        1993     132        92      3,477,453
Creek Bay           Indianapolis, IN     1993     208        98      6,938,682
Eagle Creek         Indianapolis, IN     1995     256        91      6,660,714
Charter Oaks        Evansville, IN       1997     192        88      5,094,799
Barcelona*          Kokomo, IN           1997      64        83      1,425,467
Beech Grove*        Jeffersonville, IN   1997     182        95      4,134,610
Hampton Court*      Indianapolis, IN     1997      92        96      1,727,370
Sheffield Square*   New Albany, IN       1997     152        93      4,285,340
West Wind Terrace*  Indianapolis, IN     1997      96        95      1,772,297
                                                _____              ___________
Total Apartments                                2,136               45,054,590

* Property is owned by a partnership controlled by the Trust.


                                         Year    Square  Currently     Net
Commercial          Location           Acquired   Feet    Leased    Investment
________________    ________________   ________  ______  _________  __________
Office/Warehouse
 401 Industrial     Carmel, IN           1977    38,000      94%   $   307,807
Office Buildings
 1810 E. 62nd       Indianapolis, IN     1986    17,000      94        410,477
 3510-20 E. 96th    Indianapolis, IN     1997    34,000      93      1,542,378
                                                 ______            ___________
Total Commercial                                 89,000              2,260,661


                                         Year    Square    Lease       Net
Restaurants         Location           Acquired   Feet   Expires    Investment
________________    ________________   ________  ______  ________   __________
Fortune House       Indianapolis, IN     1979     5,000     2004       453,017
Miami Subs          Orlando, FL          1979     3,500     1998       198,633
                                                  _____                _______
Total Restaurants                                 8,500                651,650
                                                                   ___________
ALL INVESTMENT PROPERTIES                                          $47,966,901
                                                                   ___________
                                                                   ___________


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded over-the counter. Cash distributions are paid approximately 45 days after the end of each quarter. The high and low published bid prices and distributions for the last two years were:

                                           Distributions
1997                High         Low          Declared
____________       ______       ______     _____________
1st Quarter        $11.13       $10.63         $0.21
2nd Quarter         11.38        11.13          0.22
3rd Quarter         11.63        11.38          0.22
4th Quarter         11.63        11.63          0.22

1996
____________       ______       ______     _____________
1st Quarter        $ 9.13       $ 8.63         $   -
2nd Quarter          9.13         9.13          0.40
3rd Quarter         10.25         9.13          0.21
4th Quarter         10.50         9.13          0.21


ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and number of apartments


Years ended December 31,    1997      1996      1995      1994     1993
________________________  _______   _______   _______   _______  _______
Operating Data:
Rental and other
 income                   $ 9,364   $ 8,385   $ 7,761   $ 6,044  $ 3,921
Gains on sale of property       -         -         -         -    1,316
Income before minority
 interest in operating
 partnerships                 832     1,022       832       703    2,086
Net income                    859     1,022       832       703    2,086
Cash distributions declared 1,307     1,192     1,106     1,003      967
Weighted average number
 of shares outstanding      1,515     1,454     1,389     1,346    1,258
Per share:
  Basic earnings          $  0.57   $  0.70   $  0.60   $  0.52  $  1.66
  Diluted earnings           0.56      0.69      0.59      0.51     1.66
  Distributions declared     0.87      0.82      0.78      0.75     0.77

Balance Sheet Data:
Total real estate
 investments(a)           $56,608   $36,261   $36,096   $29,078  $22,650
Allowances for
 depreciation              (8,641)   (7,476)   (6,511)   (5,663)  (4,934)
Total assets               51,528    30,538    30,762    24,181   18,877
Mortgage and other
 notes payable             36,478    20,438    20,449    14,607   10,014
Total liabilities          39,124    22,205    22,277    16,022   11,200
Minority interest in
 operating partnerships     3,536         -         -         -        -
Shareholders' equity        8,868     8,333     8,485     8,159    7,677
Number of shares
 outstanding                1,547     1,454     1,452     1,382    1,320

Other Data:
Cash flow data:
  Cash provided by
   operating activities   $ 2,098   $ 1,977   $ 1,831   $ 1,440  $ 1,407
  Cash (used in)
   investing activities    (3,299)     (609)   (6,467)   (1,055)  (3,891)
  Cash provided by (used
   in) financing
   activities               1,668    (1,242)    4,711      (586)   2,652

Funds from operations(b):
  Income before minority
   interest in operating
   partnerships           $   832   $ 1,022   $   832   $   703  $ 2,086
  Deduct gains on sale
   of property                  -         -         -         -    1,316
  Add back investment real
   estate depreciation      1,265     1,111     1,050       862      561
                          _______   _______   _______   _______  _______
Funds from operations     $ 2,097   $ 2,133   $ 1,882   $ 1,565  $ 1,331
                          _______   _______   _______   _______  _______
                          _______   _______   _______   _______  _______
Apartment units owned(a):
  Owned at December 31      2,136     1,358     1,358     1,102      914
  Weighted average number
   of apartments owned
   during the year          1,503     1,358     1,294     1,055      759

(a) Real estate owned includes apartments owned by operating partnerships created and controlled by the Trust.
(b) Funds from operations (FFO) is defined as income before gains on sale of property and minority interest of unitholders in operating partnerships created and controlled by the Trust plus investment property depreciation. FFO should be considered along with, not as an alternative to, net income and cash flows as a measure of the Trust's operating performance and liquidity. FFO does not represent cash flow from operating activities and is not necessarily indicative of cash available to fund capital expenditures, debt repayment, or other cash needs.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Contained in this discussion and elsewhere in this annual report are forward-looking statements which management believe to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained.

At December 31, 1997 the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Six of the apartment properties containing 778 units and one commercial property containing
34,000 rentable square feet were acquired during 1997. A detailed description of the real estate acquisitions is contained in Note 3 "Real Estate Transactions" in the financial statements. The properties acquired in 1997 increased the number of apartment units and rentable square feet of commercial property in the Trust's investment real estate portfolio by 57% and 62%, respectively. At December 31, 1997 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported.
On a weighted average basis, 1,503 apartment units contributed to the Trust's operations in 1997, up 11% from the 1,358 units in operation during 1996. The 2,136 apartment units in the portfolio represents a 42% increase over weighted average number of units reflected in the 1997 operations. Management expects that, exclusive of the impact attributable to future real estate transactions, operating income and expenses will increase proportionately in 1998.

RESULTS OF OPERATIONS -- 1997

The Trust experienced increases of approximately 11% in income and 16% in expenses related to its real estate operations in 1997. The investment properties acquired in 1997 accounted for 98% of the increase in income and 80% of the increase in expenses. For properties owned during all of 1997 and 1996, rental income increased .2%, representing the net effect of 3.3% higher rental rates offset by a decrease in occupancy to 92.8% from 95.4%. Real estate operating expenses for the same properties increased 3.2%, an amount comparable to the increase in rental rates. For the same apartment properties, operating expenses, including real estate taxes (excluding interest and depreciation) amounted to 45.8% and 46.3% of gross possible income for 1997 and 1996, respectively. At December 31, 1997 the occupancy rate for all of the Trust's apartment properties, combined, was 92%. At the end of 1996, the overall apartment occupancy was 95%. The apartment properties owned for all of 1997, with few exceptions, experienced higher turnover rates during the year, and ended 1997 with lower occupancy rates. Management believes that the availability and affordability of single family homes is primarily responsible for the recent decline in its overall apartment occupancy.

The Charter Oaks apartments in Evansville, Indiana, which the Trust purchased in mid-1997 fell significantly short of expectations in its first six months in the portfolio. On its equity investment in Charter Oaks, the Trust realized an annualized cash return of less than one percent in 1997. The 192-unit apartment property, which was 95% occupied when purchased, experienced an 88.3% occupancy rate during the last half of 1997 and ended the year 85% occupied. Operating expenses, which included certain nonrecurring start-up costs, amounted to 57.1% of gross possible income. Management believes that a normal expense ratio for Charter Oaks would be 46.5% . Certain higher-rent units have been upgraded and an intensified marketing program has been implemented. Based on recent positive results attributed to those efforts, management is confident that both occupancy rates and expense ratios will improve in 1998. In contrast to the Charter Oaks property, the 34,000 square foot office property the Trust purchased in 1997, exceeded expectations, both
as to occupancy rate and expense ratio.   On its equity investment in the
office property, the Trust realized an annualized cash return of 10% in 1997.

Nonresidential properties owned during all of 1997 and 1996, which accounted for 3.2% of total income from operations in 1997, and 3.8% in 1996, experienced a 6.8% ($21,500) decrease in total rental income. The decrease in rental income from commercial properties resulted primarily from lower occupancy rates in 1997. In 1996, those properties were 100% leased for nearly the entire year.

During 1997, 40% of the $79,000 of interest income earned by the Trust was derived from the short term investment of funds in discount notes issued by agencies of the U.S government, 22% was earned at money market rates on sweep account demand deposit funds and the balance was earned at savings account rates on restricted cash balances. Restricted cash balances consist of tax and insurance escrow deposits and replacement fund balances held by mortgage lenders, and tenant security deposit savings accounts. In 1997, the Trust earned a 4.5% average rate of return on an average total amount of cash and short-term investments of $1,077,000, exclusive of the restricted cash accounts over which the Trust does not have investment discretion. In 1996, 75% of the interest income earned by the Trust was derived from short-term investments in certificates of deposit and U.S. government agency discount notes. The average rate of return earned in 1996 was 4.9%. The balance of interest income in 1996 was derived, primarily, from the day to day investment of excess cash deposits at money market rates of return.

Interest expense applicable to loans related to investment activities increased by $271,000 in 1997, while interest expense related to seasoned mortgage loans decreased by $31,000. The increase in interest expense related to investment activities included $91,000 applicable to short-term borrowings against the Trust's credit facility for the property acquisitions in 1997. Interest expense applicable to the long-term mortgage loan assumed with the purchase of the Charter Oaks apartments amounted to $166,000 in 1997. The balance of the increase in interest expense resulted from long-term mortgage
loans on two properties that were refinanced in 1996.   For 1997, mortgage
interest expense averaged 8.88% on average outstanding balances of $22.6 million. For 1996, the overall effective interest rate was 9.12% on average outstanding mortgage loan balances of $20.4 million.

At December 31, 1996, all of the mortgage notes payable provide for fixed interest rates. Using discounted cash flow analysis based on the Trust's current incremental borrowing rates, the aggregate fair value of those notes at December 31, 1997, was approximately 5.3% higher than the carrying amount. (See Note 8 to the financial statements).

General and administrative expenses amounted to 4.5% of income from real estate operations in 1997, compared with 4.7% in 1996. Employee compensation cost, which includes payroll taxes and benefits, amounted to $242,400 in 1997, up 1.3% from $239,300 in 1996. The additional accounting and investor relations activities related to the property acquisitions in 1997 will require additional personnel costs in 1998. However, management expects that total general and administrative expenses, as a percent of income from real estate operations, will not increase in 1998.

RESULTS OF OPERATIONS -- 1996

The Trust reported increases of approximately 8% in income and 9% in expenses related to its real estate operations in 1996. In March, 1995, the Trust purchased the Fox Run apartments, a 256-unit property, in Indianapolis, Indiana. Fox Run increased by 23%, the number of apartment units in the Trust's investment portfolio since the beginning of 1995. That purchase is described in Note 3 to the financial statements. Apartment rental income, as a percentage of total income from operations amounted to 96% in both 1996 and 1995. For all apartments owned, economic occupancy in 1996 was 95.4%, down from 96.5% in 1995.

The Fox Run apartments represented 18.8% of the 1,358 units owned at the end of 1996. That property accounted for 70% of the $612,000 increase in income from real estate operations in 1996. Fox Run was also responsible for most of the increases in rental operating expenses (73%), and depreciation (89%), and for all of the increase in real estate taxes. For 1996, the Fox Run apartments were 94.3% occupied and had an operating expense ratio, excluding depreciation, of 50.5% of gross possible income. For 1995, the 444 apartment units then considered to have been recently acquired experienced an occupancy rate of 95.3%, and accounted for 86% of the increase in income from real estate operations from the previous year.

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

Nonresidential properties, which accounted for 3.8% of total income from operations in 1996, and 3.9% in 1995, provided 3.8% of the increase in total rental income. The increased rental income from commercial properties resulted primarily from higher rental rates in 1996.

During 1996, 75% of the interest income earned by the Trust was derived from the short term investment of funds in FDIC-insured certificates of deposit and discount notes issued by agencies of the U.S government. The balance of interest income was earned at money market rates on sweep account demand deposit funds. In 1996, the Trust earned a 4.9% average rate on an average invested balance of $844,500. At the end of 1996, funds invested in U.S. government agency discount notes that mature in 1997, were invested to yield 5.2%. Approximately 20% of interest earned in 1995, was at money market rates on funds held in escrow and earmarked for investment in the Eagle Creek Park apartments acquired in 1994. The balance of interest income was derived from funds invested in short-term certificates of deposit and U.S. government securities. Interest earned on those investments in 1995 represented an average yield of 5.6% on an average invested balance of $423,000.

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

At the end of 1995, approximately 90% of the mortgage notes payable provided for fixed interest rates. In 1996, the Trust refinanced a $2 million variable rate loan which matured, with a $2.25 million ten year fixed rate amortizing loan At December 31, 1996, all of the mortgage notes payable provide for fixed interest rates. Using discounted cash flow analysis based on the Trust's current incremental borrowing rates, the aggregate fair value of those notes at December 31, 1996, was approximately 4% higher than the carrying amount. (See Note 8 to the financial statements).

LIQUIDITY AND SOURCES OF CAPITAL

In April, 1998 the mortgage loan related to the Creek Bay apartments, phase II, will mature with a balance due of $2.46 million, and in July the mortgage loan related to Creek Bay apartments, phase I, will mature with a balance due of $2.92 million. Management is negotiating with several potential mortgage lenders for a new long-term, fixed rate mortgage loan to repay the loans that will mature. With current long-term mortgage rates being relatively low, management expects new mortgage loan proceeds to exceed, by $1 million or more, the amount required to repay the maturing balances. At least two potential lenders have offered terms which meet management's expectations. Interest expense applicable to the new, larger loan is not expected to be significantly greater than that applicable to the existing loans. The excess amount borrowed will be used to reduce the $1.65 million short-term debt. Management is evaluating alternative sources of funds, other than the use of working capital, to repay the balance of the short-term bank loan.

Other than the pending refinance of mortgage loan balances and repayment of the short-term debt, management is not aware of any significant transactions or events which would require material expenditures in 1998. The Trust has no other obligations, nor has it made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 1998. At December 31, 1997, the Trust had $782,000 in cash which management believes is sufficient to meet anticipated working capital requirements.

Management expects to continue to operate the Trust as a real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. At December 31, 1997, the Trust had no undistributed taxable income or earnings and profits. Distributions during 1997, which totaled $1,307,000 included all taxable income and earnings and profits for 1997 plus $315,000 designated as return of capital. During 1996, the Trust distributed $1,192,000, of which $30,000 was designated as a return of capital.

Due to differences in depreciation rates and carrying values of some properties, reported income for 1997 was 10% lower; for 1996, 9% lower; and, for 1995, 16% lower, than income for income tax purposes.

IMPACT OF INFLATION

Inflation has not had a significant impact on the Trust during 1997, 1996 and 1995.

YEAR 2000 ISSUE

All computer hardware and software in use has been developed or purchased since 1995. Eight digit date fields are provided in all software in use. The Trust has no systems that interface with another entity. Management believes that the year 2000 issue is unlikely to have a material effect on the Trust.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 7 through 16 of the annual shareholders report for the year ended December 31, 1997, are included as exhibits under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or reported disagreements have occurred which are to be disclosed hereunder.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Identification of Trustees:
                                              Period During
                                              Which He Has  Shares of the
                                              Served As A   Trust Beneficially
                         Principal Occupation Trustee       Owned as of
Name and Address     Age For Past Five Years  (term expires)March 23, 1998
___________________  ___ ____________________ ________________________________
John I Bradshaw, Jr.  66 Exec. Vice President  1982 to date  96,294 (6.22%)
Indianapolis, IN         Century Realty Trust      (2000)
                         Other Directorships:
                                None

John W. Adams         49 Vice President        1996 to date   1,700  (.11%)
Indianapolis, IN         Browning Investments, Inc.(2000)
                         Real Estate Development
                         Other Directorships:
                           Brightpoint, Inc.

John A. Wallace       74 Real estate investor  1973 to date  16,500 (1.07%)
Indianapolis, IN         Self employed             (1999)
                         Other directorships:
                                None

Francis M. Hapak      72 Real estate investor  1987 to date  76,605 (4.95%)
Indianapolis, IN         Self employed             (1999)
                         Other directorships:
                                None

King R. Traub         73 Senior Vice President 1973 to date  19,662 (1.27%)
Indianapolis, IN         David A. Noyes & Company  (1998)
                         Securities Brokerage
                         Prior to 1998, President
                         Traub and Company, Inc.
                         Securities Brokerage
                         Other directorships:
                                None

John I. Bradshaw, Jr. is sole owner of 43,935 shares and claims beneficial ownership of 52,359 shares owned by trusts for his children and his sister.

John A. Wallace is the sole owner of 15,000 shares and claims beneficial ownership of 1,500 shares owned by Brenda L. Wallace, his wife.

Francis M. Hapak is the sole owner of 38,392 shares and claims beneficial ownership of 38,213 shares owned by Charlotte H. Hapak, his wife.

King R. Traub is sole owner of 13,579 shares and claims beneficial ownership of 6,083 shares owned by Jane C. Traub, his wife.


        (b) Identification of officers:

Name                       Age   Office(s) Held
________________________   ___  ________________________________________
King R. Traub               73   President (since 1973) and Trustee
John I. Bradshaw, Jr.       66   Executive Vice President (since 1973)
                                 Secretary (since 1979), Treasurer
                                 (since 1996) and Trustee

John I. Bradshaw, Jr. is the only salaried officer of the Trust and serves as its Chief Executive Officer. The Trust has no executive officers other than those individuals listed.


ITEM 11. EXECUTIVE COMPENSATION

        (b) Summary Compensation Table:


                                    Annual Compensation
                             _________________________________
                                                                   Long-Term
Name and                                             Other        Compensation
Principal                                           Compen-          Awards
Position              Year   Salary($)   Bonus($)   sation($)       Options(#)
_____________________ ____   _________   ________   _________    ______________
John I. Bradshaw, Jr. 1997   99,000         -         1,942*           -
 Exec. Vice Pres.     1996   99,000         -         1,513*           -
 Chief Exec. Officer  1995   99,000         -         1,860*           -

 * Compensation equivalent of club dues paid on behalf of individual.

         (c) Option grants in the last fiscal year:  None

         (d) Option exercises in the last fiscal year and fiscal year end option value:

                                                             Value of
                                                             Unexercised
                                           Unexercised       In the Money
                     Shares                Options at Fiscal Options at Fiscal
                     Acquired on  Value    Year End (#)      Year End**
Name                 Exercise (#) Realized (All Exercisable) (All Exercisable)
____________________ ____________ ________ _________________ __________________
John W. Adams            700      $   875      4,300          $10,483
John I. Bradshaw, Jr.  5,000       10,625          -                -
Francis M. Hapak       5,000       10,625          -                -
King R. Traub          5,000       11,000          -                -
John A. Wallace        4,000        8,500          -                -

**Value is based on $11.938 per share, the average of the published over-the-counter bid ($11.625) and asked ($12.25) prices at December 31, 1997.

The option for 4,300 shares held by John W. Adams will expire April 30, 1999. The option is exercisable at any time until the expiration date. Upon exercise, shares in treasury, to the extent available, will be issued.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security ownership of certain beneficial owners:

                        Name and Address     Amount and Nature
                          of Beneficial         of Beneficial   Percent
Title of Class                Owner               Ownership     of Class
___________________  ______________________  _________________  ________
Shares of            John I. Bradshaw, Jr.        96,294          6.2%
Beneficial Interest  320 N. Meridian Street
                     Indianapolis, IN

John I. Bradshaw, Jr. is sole owner of 43,935 shares and claims beneficial interest in 52,359 shares owned by trusts for his children and his sister.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or transactions, as defined under this item, nor are any contemplated, to be disclosed hereunder, except that during 1997 the Registrant purchased investment real estate, a 34,000 square foot office property, from a partnership in which a Trustee, Dr. Francis M. Hapak was a 50% partner. The purchase price, which was based on an independent appraiser's assessment of value, was $1,518,000. Dr. Hapak abstained from voting and did not participate in deliberations preceding the unanimous decision by the other four trustees to purchase the property. For his $275,000 equity interest in the property, Dr. Hapak accepted 25,175 restricted shares of beneficial interest of the Registrant.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

            (3) Listing of Exhibits:

                Exhibit 13-Annual report to shareholders

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report, except that on December 5, 1997 the Registrant filed a report on Form 8-K reporting the acquisition, on November 21, 1997, of a one percent general partner interest in and management control over five Limited Partnerships, each of which owned, as its principal asset, one apartment property. The Registrant determined that the purchase was a specified reportable event under Item 2 of Form 8-K. Financial statements and exhibits specified under
             Item 7 pertaining to the reportable event were subsequently filed with Form 8-K/A on February 3, 1998.

         (c) Exhibits

             Response to this portion of Item 14 is submitted as an attachment to this report.

         (d) Financial Statement Schedules

             The response to this portion of Item 14 is submitted as a separate section of this report.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTURY REALTY TRUST


Date:  3/23/98                      By: S/ JOHN I. BRADSHAW, JR.
                                        Executive Vice President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  3/23/98                          S/ DAVID F. WHITE
                                        Controller


Date:  3/25/98                          S/ JOHN W. ADAMS
                                        Trustee


Date:  3/25/98                          S/ KING R. TRAUB
                                        Trustee


Date: _________                         _________________________
                                        Francis M. Hapak, Trustee


Date:
      _________                         ________________________
                                        John A. Wallace, Trustee



ITEM 14(A)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                       SCHEDULES

The following financial statements of Century Realty Trust and Subsidiaries are included herein and in the annual report of the Registrant to its shareholders for the year ended December 31, 1997:

     Consolidated balance sheets - December 31, 1997 and 1996

     Consolidated statements of income - Years ended December 31, 1997, 1996 and 1995

     Consolidated statements of cash flows - Years ended December 31, 1997,
                                             1996 and 1995

     Consolidated statements of shareholders' equity - Years ended December
                                                       31, 1997, 1996 and 1995

     Notes to consolidated financial statements

The following financial statement schedule of Century Realty Trust and Subsidiaries is included in Item 14(d):

     Schedule III - Real estate and accumulated depreciation

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  CONSENT OF ERNST & YOUNG, INDEPENDENT AUDITORS

Board of Trustees
Century Realty Trust

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Century Realty Trust of our report dated January 29, 1998, included in the 1997 Annual Report to Shareholders of Century Realty Trust.

Our audits also included the financial statement schedule of Century Realty Trust listed in Item 14(a). This schedule is the responsibility of the Trust's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  S/ ERNST & YOUNG LLP

January 29, 1998



Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                            December 31
                                                       1997          1996
                                                    ___________   ___________
Assets
Real estate investments:
  Land                                               $3,776,383    $2,068,658
  Buildings                                          51,276,043    32,912,673
  Equipment                                           1,154,128       838,254
  Allowances for depreciation                        (8,641,330)   (7,476,182)
                                                    ___________   ___________
                                                     47,565,224    28,343,403
  Net investment in direct financing leases             401,677       443,590
                                                    ___________   ___________
                                                     47,966,901    28,786,993
Cash and cash equivalents                               782,631       315,337
Restricted Cash                                       1,028,324       158,818
Stort-term investments                                                590,993
Accounts and accrued income receivable                  415,182       335,303
Unamortized management contracts                        650,475
Unamortized mortgage costs                              467,705       157,326
Undeveloped land                                         99,675        99,675
Other assets                                            117,195        94,022
                                                    ___________   ___________
                                                    $51,528,088   $30,538,467
                                                    ___________   ___________
                                                    ___________   ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                    $1,650,000    $      -
  Mortgage notes payable                             34,828,474    20,437,686
  Accounts payable and accrued liabilities              465,733       288,474
  Interest                                              241,679       132,578
  State income and property taxes                     1,455,212       952,031
  Tenants' security deposits and unearned rent          483,362       394,507
                                                    ___________   ___________
                                                     39,124,460    22,205,276

Minority interest in operating partnerships           3,535,693           -

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,553,528 in 1997 and 1,529,353
    in 1996 including 6,214 shares in 1997
    and 75,414 shares in 1996 in treasury             6,758,619     6,249,104
  Undistributed income other than from
   gain on the sale of real estate                      835,756     1,284,028
  Undistributed net realized gain from the
   sale of real estate                                1,316,078     1,316,078
  Cost of treasury shares                               (42,518)     (516,019)
                                                    ___________   ___________
                                                      8,867,935     8,333,191
                                                    ___________   ___________
                                                    $51,528,088   $30,538,467
                                                    ___________   ___________
                                                    ___________   ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                               Year ended December 31
                                           1997         1996         1995
                                       __________   __________   __________
Income:
Real estate operations:
  Rental Income                        $9,076,399   $8,120,197   $7,508,685
  Income from direct
   financing leases                        53,466       60,849       65,708
  Other income                            155,179      162,266      157,063
                                       __________   __________   __________
                                        9,285,044    8,343,312    7,731,456
  Less:
    Real estate operating expenses      3,528,637    3,012,292    2,760,489
    Provision for depreciation          1,270,519    1,113,618    1,053,170
    Real estate taxes                     960,150      842,349      834,212
                                       __________   __________   __________
                                        5,759,306    4,968,259    4,647,871
                                       __________   __________   __________
                                        3,525,738    3,375,053    3,083,585
Interest                                   79,253       41,420       30,008
                                       __________   __________   __________
                                        3,604,991    3,416,473    3,113,593
Expenses:
Interest                                2,202,376    1,860,759    1,768,795
State income taxes                        151,395      144,240      131,133
General and administrative                419,152      389,004      381,286
                                       __________   __________   __________
                                        2,772,923    2,394,003    2,281,214
                                       __________   __________   __________
Income before minority interest
 in operating partnerships                832,068    1,022,470      832,379

Minority interest in operating
 partnerships                              26,879          -            -
                                       __________   __________   __________
Net income                               $858,947   $1,022,470     $832,379
                                       __________   __________   __________
                                       __________   __________   __________
Per share data:

  Basic earnings per share                  $0.57        $0.70        $0.60

  Diluted earnings per share                $0.56        $0.69        $0.59


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                Year ended December 31
                                             1997       1996        1995
                                         __________  __________  __________
Operating Activities
Net income                                 $858,947  $1,022,470    $832,379
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization          1,304,744   1,142,300   1,080,478
   Minority interest                        (26,879)        -           -
   Changes in operating assets
    and liabilities:
     Restricted cash                        (78,045)    (30,719)    (71,851)
     Accounts and accrued income
      receivable                            (77,165)    (25,430)   (144,888)
     Other assets                            11,697     (60,547)     28,254
     Accounts payable and accrued
      liabilities                           147,471     (40,842)    122,823
     Tenants' security deposits and
      unearned rent                         (42,845)    (30,323)     40,352
                                         __________  __________  __________
Net cash provided by operations           2,097,925   1,976,909   1,887,547

Investing Activities:
Investment in short term investments     (2,474,313) (2,567,768) (1,974,220)
Proceeds from maturities of short term
 investments                              3,065,306   2,270,721   1,877,464
Acquisition of real estate, net of
 debt assumed                            (2,858,857)        -    (6,077,196)
Purchase of property and improvements      (422,483)   (352,450)   (329,038)
Purchase of management contracts           (650,475)        -           -
Lease principal payments received            41,913      40,387      35,528
                                         __________  __________  __________
Net cash used in investing activities    (3,298,909)   (609,110) (6,467,462)

Financing Activities:
Net short-term bank
 borrowings (repayments)                  1,650,000    (700,762)    700,762
Net proceeds from mortgage
 notes payable                            1,126,684   2,982,530   5,368,000
Principal payments on mortgage
 notes payable                             (518,152) (2,360,377)   (258,717)
Sale of treasury shares                     708,025      17,500         -
Dividends paid to shareholders           (1,298,279) (1,181,282) (1,098,692)
                                         __________  __________  __________
Net cash provided by (used in)
 financing activities                     1,668,278  (1,242,391)  4,711,353
                                         __________  __________  __________
Net increase (decrease) in cash
 and cash equivalents                       467,294     125,408     131,438
Balance at beginning of year                315,337     189,929      58,491
                                         __________  __________  __________
Balance at end of year                     $782,631    $315,337    $189,929
                                         __________  __________  __________
                                         __________  __________  __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities
 were as follows:
   Liabilities assumed in connection
    with acquisition of real estate     $13,761,000         -           -

See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Shareholders' Equity
                                                        Undistributed Unrealized
                                                        Income Other         Net
                                  Outstanding              Than From    Realized
                                  Shares of   Shares of      Gain on   Gain from     Cost of
                                  Benefical   Benefical      Sale of     Sale of    Treasury
                                   Interest    Interest  Real Estate Real Estate      Shares       Total
                                  _________  __________   __________  __________  __________  __________
Balance at December 31, 1994      1,381,351  $5,645,289   $1,727,098  $1,316,078   ($529,704) $8,158,761
  Net income for 1995                                        832,379                             832,379
  Dividends ($.78 per share)                              (1,105,689)                         (1,105,689)
  Shares issued for real estate
   acquisition                       70,588     600,000                                          600,000
                                  _________  __________   __________  __________  __________  __________
Balance at December 31, 1995      1,451,939   6,245,289    1,453,788   1,316,078    (529,704)  8,485,451
  Net income for 1996                                      1,022,470                           1,022,470
  Dividends ($.82 per share)                              (1,192,230)                         (1,192,230)
  Stock options exercised             2,000       3,815                               13,685      17,500
                                  _________  __________   __________  __________  __________  __________
Balance at December 31, 1996      1,453,939  $6,249,104   $1,284,028  $1,316,078   ($516,019) $8,333,191
  Net income for 1997                                        858,947                             858,947
  Dividends ($.87 per share)                             ($1,307,219)                         (1,307,219)
  Shares issued for real estate
   acquisition                       24,175     274,991                                          274,991
  Treasury shares sold               48,000     193,560                              328,440     522,000
  Stock options exercised            21,200      40,964                              145,061     186,025
                                  _________  __________   __________  __________  __________  __________
Balance at December 31, 1997      1,547,314  $6,758,619     $835,756  $1,316,078    ($42,518) $8,867,935
                                  _________  __________   __________  __________  __________  __________
                                  _________  __________   __________  __________  __________  __________

See accompanying notes.

Century Realty Trust
Notes to Consolidated Financial Statements
December 31, 1997

1. Significant Accounting Policies

Organization and Management Agreements:

Century Realty Trust (the Trust) commenced operations under a Plan of Reorganization as of January 1, 1973, as the successor in interest to American National Trust and Republic National Trust. Charter Oaks Associates, LLC and CR Management, Inc. were formed as wholly-owned subsidiaries in 1997. CR Management, Inc. is the manager and sole general partner of five partnerships, each of which owns one apartment property as its principal asset. As the sole general partner of these partnerships, the Trust has full, exclusive and complete responsibility and discretion in the management and control of each of these five partnerships. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partner to replace the general partner. Interests held by limited partners in the five real estate partnerships are controlled by the Trust and are reflected as minority interests in operating partnerships. Charter Oaks Associates, LLC holds title to the Charter Oaks apartments in Evansville, Indiana, which the Trust purchased in 1997.

The Trust's residential rental properties are managed under agreements with independent property management firms. The agreements provide for management fees based generally on gross rental collections.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Trust, and its wholly-owned and controlled subsidiaries, including the five operating partnerships controlled by CR Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

Cash and cash equivalents include cash and short-term investments with original maturities of less than 30 days.

Restricted Cash:

Restricted cash includes security deposit savings accounts, capital and completion replacement reserves, and real estate tax and insurance escrow accounts held by lenders.

Short-Term Investments:

Short-term investments include certificates of deposit and U.S. government agency obligations with maturities less than one year.

Unamortized Management Contracts:

Unamortized management contracts represent the allocation of the purchase price related to the Porter Portfolio acquisition identifiable with obtaining management of those properties (See Note 3). Amortization is computed by the straight-line method for a 10 year period which is the number of years the limited partners, in the five controlled partnerships, have to exchange their operating partnership units (O.P. units) into shares of beneficial interest of the Trust.

Unamortized Mortgage Costs:

Unamortized mortgage costs represents costs incurred to acquire long-term financing. Amortization is computed by the straight-line method based on the terms of the loans which approximates the effective interest method.

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

For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Earnings and profits, which determine the taxability of dividends to shareholders, differ from reported net income due to differences for tax purposes in the estimated useful lives used to compute depreciation and the carrying values of the depreciable properties.

No provision has been made for income taxes or related credits of the operating partnerships, as the results of operations are includable in the tax returns of the partners.

Net Income per Share:

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128.

Use of Estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2.  Real Estate Investments

Real estate investments consist principally of apartments and commercial properties in Indiana. In connection with these properties the Trust is principally a lessor using short-term operating leases except for two restaurant properties which it leases to the operators using long-term agreements expiring in 1998 and 2006. In addition to specified minimum payments, the restaurant leases provide for contingent rentals based upon percentage of gross receipts derived by the lessees. The Trust has no obligation to grant purchase options to the lessees.

The Trust's net investment in direct financing leases consists of:


                                              1996          1995
                                         ____________   ___________
Minimum lease payments receivable            $498,157     $593,536
Estimated unguaranteed residual values        101,484      101,484
Unearned income                              (197,964)    (251,430)
                                         ____________   ___________
Net investment                               $401,677     $443,590
                                         ____________   ___________
                                         ____________   ___________

At December 31, 1997 future minimum lease payments receivable from direct financing leases are $107,093 for 1998, $66,095 for 1999 through 2002, and $126,683 for all years thereafter. Also, at December 31, 1997, future minimum lease payments receivable from noncancelable operating leases are $35,920 for 1998, $18,905 for 1999 through 2002, and $36,234 for all years thereafter.


3.  Real Estate Investment Transactions

During 1997, the Trust purchased or acquired control of one commercial property and six apartment properties. The cash portions of the acquisitions were funded primarily with proceeds from the issuance of shares of $275,000, short-term borrowings under the Trust's bank Credit Facility of $1,650,000, assumption of existing mortgage debt and with working capital.

The Trust purchased, in separate transactions, 100% ownership of a 34,000 square-foot multi-tenant office property in Indianapolis, Indiana in May, 1997 for $1,500,000, and the 192-unit Charter Oaks apartment property in Evansville, Indiana in June, 1997 for $5,100,000. The aggregate consideration paid by the Trust consisted of long-term mortgage loans of $4,500,000, 24,175 shares of beneficial interest valued at $275,000 which were issued to a Trustee of the Trust and approximately $1,500,000 in cash and with working capital. The Trustee was a limited partner of the commercial property.

In November, 1997, the Trust, through its wholly-owned subsidiary, CR Management, Inc., acquired from a single unrelated seller, the general partner interest in five limited partnerships (the "Porter Portfolio") each of which owned as its principal asset, a single apartment property. For a one-percent equity interest and management control, CR Management, Inc. paid $687,500 in cash for its general partner interest and management rights to the properties. The acquisition resulted in creating five new partnerships which issued, in the aggregate, approximately 285,000 O.P. units to the selling partnerships for their contribution of net assets to the newly-formed partnerships.

The acquisition agreement provides that the Trust will use its best efforts to grant to each beneficial owner of O.P. units, commencing two years after closing, the right to exchange those units on a one for one basis, for shares of beneficial interest of the Trust. Such exchange rights would exist for at least eight years, at which time the Trust could, at its option, require the exchange of any remaining outstanding O.P. units. At the date of acquisition, the market value of the Trust's shares of beneficial interest was $11.625 per share. The share-equivalent value of the 285,000 O.P. units ($3.3 million) plus the cash investment of $687,000 represents the approximate purchase price of the real estate and other assets less assumed mortgage debt and other liabilities of the operating partnerships.

Due to the level of control that the Trust has over the activities and operations of each of these partnerships included in the Porter Portfolio, the financial position and results of operations of those partnerships are included in the consolidated financial statements of the Trust from the date of their acquisition. The equity interest which the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships. The Porter Portfolio properties consisted of the following:

    Date                                                Number    Year
  Acquired  Property           Location                of Units   Built
 _________  _________________  ______________________  _______    ______
   11/97    Barcelona          Kokomo, Indiana             64      1971
   11/97    Beech Grove        Jeffersonville, Indiana    182      1973
   11/97    Hampton Court      Indianapolis, Indiana       92      1980
   11/97    Sheffield Square   New Albany, Indiana        152      1974
   11/97    West Wind Terrace  Indianapolis, Indiana       96      1967


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


4.  Short-term Debt:

In April 1997, the Trust obtained a line of credit for $2,500,000 from a bank. As of December 31, 1997, the Trust had borrowed $1,650,000 which it expects to repay with proceeds from refinancing other real estate. The line of credit rate of interest was 7.9% at December 31, 1997.

At December 31, 1997, approximately $642,000 in bank deposit accounts represent collateral for the short-term debt.


5.  Mortgage Notes Payable

Mortgage notes applicable to properties owned by the Trust are payable in monthly installments, including interest at rates ranging from 8 1/8% to 9 3/4% per annum, and mature from April 15, 1998 to October 6, 2006. At December 31, 1997 and 1996, mortgage notes payable by the Trust amounted to $24,868,704 and $20,437,6862 respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 1997 are: 1998, $5,793,094; 1999, $424,592; 2000, $3,870,426; 2001, $346,949
and 2002, $1,417,521.

Mortgage notes applicable to properties included in the Porter Portfolio and by the Trust are payable in monthly installments, including interest at rates ranging from 8 1/4% to 9 1/2% per annum, and mature from May 15, 2006 to May 1, 2030. At December 31, 1997, mortgage notes payable by partnerships controlled by the Trust amounted to $9,959,770. The aggregate amount of long-term debt maturities for each of the five years after December 31, 1997 are: 1998, $92,735; 1999, $101,135; 2000, $110,299; 2001, $120,296 and
2002, $111,691.

Cash paid for interest was $2,093,275, $1,860,237, and $1,684,884 at December 31, 1997, 1996, and 1995, respectively.

At December 31, 1997, approximately $31,700,000 of the owned real estate investments, and $14,100,000 of controlled real estate investments after allowances for depreciation, represent collateral for the mortgage notes payable.


6.  Shareholder Rights Plan

In 1989, the Board of Trustees adopted a Shareholder Rights Plan and distributed as a dividend one purchase right (a "Right") for each outstanding share of Beneficial Interest. At December 31, 1997 there were 1,547,314 Rights outstanding.

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


7.  Stock Options

In 1994, the Board of Trustees granted each of the then five members of the Board an option to purchase up to 5,000 shares of beneficial interest of the Trust. The options were exercisable on or before March 21, 1997, at a price of $8.75 per share, the fair market value at the date of grant. In 1996, the Board granted an option to purchase 5,000 shares to a newly-elected trustee. That option is exercisable on or before April 30, 1999 at a price of $9.50 per share, the fair market value at the date of grant. In 1996, options for 2,000 shares were exercised at $8.75 per share. In 1997, options for 21,200 shares were exercised, 20,500 at $8.75 per share and 700 at $9.50 per share. Options for 1,500 shares expired unexercised on March 21, 1997. Options for 4,300 shares were unexercised at December 31, 1997.


8.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Trust in estimating its fair value disclosures for financial instruments:

Cash, Cash Equivalent and Restricted Cash: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

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

The carrying amounts and fair values of the Trust's financial instruments are as follows:

                                             December 31, 1997
                                    Carrying Amount         Fair Value
                                    ________________    ________________
Cash and cash equivalents            $    782,631          $   783,000
Restricted cash                         1,028,324            1,028,000
Short-term debt                         1,650,000            1,650,000
Mortgage notes payable                 34,828,474           36,686,000

                                              December 31, 1996
                                    Carrying Amount         Fair Value
                                    ________________    ________________
Cash and cash equivalents            $    315,337          $   315,000
Short-term investments                    590,993              591,000
Mortgage notes payable                 20,437,686           21,297,000



9. Earnings Per Share

A reconciliation of the numerator and denominator of the earnings per share computation is as follows:

                                        1997         1996        1995
                                     __________   __________  __________
Numerator:
  Numerator for basic and diluted
   earnings per share                $  858,947   $1,022,470   $ 832,379
                                     __________   __________  __________
                                     __________   __________  __________
Denominator:
  Denominator for basic earnings per
   share-weighted average shares      1,515,436    1,453,660   1,389,087
  Effect of dilutive securities:
     Stock options                        6,320       23,018      23,864
                                     __________   __________  __________
  Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   conversions                        1,521,756    1,476,678   1,412,991
                                     __________   __________  __________
                                     __________   __________  __________

Basic earnings per share             $      .57   $      .70   $     .60
                                     __________   __________  __________
                                     __________   __________  __________
Diluted earnings per share           $      .56   $      .69   $     .59
                                     __________   __________  __________
                                     __________   __________  __________




Report of Ernst & Young,  Independent Auditors

Board of Trustees
Century Realty Trust

We have audited the accompanying consolidated balance sheets of Century Realty Trust and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Realty Trust and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                      ERNST & YOUNG LLP

January 29, 1998
Indianapolis, Indiana



SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
CENTURY REALTY TRUST
December 31, 1997

    Col. A                                          Col. B       Col. C                          Col. D
                                                                                            Cost Capitalized
                                                              Initial Cost to Company   Subsequent to Acquisition
                                                              ________________________  __________________________
                                                                            Buildings
                                                                               and                        Carrying
                   Description                  Encumbrances     Land     Improvements  Improvements        Costs
_____________________________________________   ______________   _______  ____________  ____________    ___________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN            First mortg     $56,700      $852,500      $360,095    $     ---
  Park Forest (64), Marion, IN                   First mortg      57,800       517,200       613,235          ---
  Fontenelle (176), Kokomo, IN                      None         128,000     1,622,000     1,403,047          ---
  Park Plaza I (88), Indianapolis, IN               None          37,655       693,295       337,367          ---
  Park Plaza II (96), Indianapolis, IN              None          47,345       871,705                        ---
  Driftwood Park (48), Indianapolis, IN          First mortg     117,000     1,168,308       120,901          ---
  Regency Royale (132), Mishawaka, IN            First mortg     125,000     3,638,499       102,750          ---
  Creek Bay (208), Indianapolis, IN              First mortg     340,940     7,101,480        70,455          ---
  Eagle Creek Park (188), Indianapolis, IN       First mortg     378,000     5,679,172       287,216          ---
  Fox Run (256), Indianapolis, IN                First mortg     398,000     6,446,469       176,022          ---
  Charter Oaks (192), Evansville, IN             First mortg     241,500     4,851,716         2,951          ---
  Barcelona (64), Kokomo, IN                     First mortg      59,200     1,350,384             0          ---
  Beech Grove (182), Jeffersonville, IN          First mortg     469,000     3,612,360         2,200          ---
  Hampton Court (92), Indianapolis, IN           First mortg     225,600     1,481,900          (174)         ---
  Sheffield Square (152), New Albany, IN         First mortg     227,000     4,020,424          (512)         ---
  West Wind Terrace (96), Indianapolis, IN       First mortg     136,700     1,610,241             0          ---
Commercial (square feet):                                                                                     ---
  Office/Warehouse (38,000), Carmel, IN          First mortg      54,000       446,075       121,718          ---
  Office (17,000), Indianapolis, IN                 None          71,500       457,818        46,140          ---
  Office (34,000), Indianapolis, IN              First mortg     348,725     1,184,344        27,980          ---
Net leased restaurants (square feet):                                                                         ---
  Miami Subs (3,500), Longwood, FL                  None         113,479          ---           ---           ---
  Fortune House (5,000), Indianapolis, IN           None         136,494          ---           ---           ---
                                                              __________  ____________   ___________   ___________
                                                               3,769,638    47,605,890     3,671,391          ---
  Construction in progress - various locations                      ---           ---          5,507          ---
                                                              __________  ____________   ___________   ___________
                                                               3,769,638    47,605,890     3,676,898          ---
  Equipment--various locations                      None            ---        492,266       661,862          ---
                                                              __________  ____________   ___________   ___________
                          TOTAL REAL ESTATE INVESTMENTS       $3,769,638   $48,098,156    $4,338,760      $   ---
                                                              __________  ____________   ___________   ___________
                                                              __________  ____________   ___________   ___________

  Undeveloped land - various locations              None         $99,675  $             $               $   ---
                                                              __________  ____________   ___________   ___________
                                                              __________  ____________   ___________   ___________


SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
CENTURY REALTY TRUST
December 31, 1997

           Col. A                                              Col. E                      Col. F
                                                        Gross Amount at Which
                                                     Carried at Close of Period
                                                 __________________________________
                                                             Buildings
                                                                and                      Accumulated
                   Description                     Land     Improvements     Total       Depreciation
______________________________________________   ________   ____________  __________     ____________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN             $63,445    $1,205,850   $1,269,295        $875,888
  Park Forest (64), Marion, IN                     57,800     1,130,435    1,188,235         750,327
  Fontenelle (176), Kokomo, IN                    128,000     3,025,047    3,153,047       2,046,331
  Park Plaza I (88), Indianapolis, IN              37,655     1,030,662    1,068,317         697,889
  Park Plaza II (96), Indianapolis, IN             47,345       871,705      919,050         653,778
  Driftwood Park (48), Indianapolis, IN           117,000     1,289,209    1,406,209         385,263
  Regency Royale (132), Mishawaka, IN             125,000     3,741,249    3,866,249         429,276
  Creek Bay (208), Indianapolis, IN               340,940     7,171,935    7,512,875         728,476
  Eagle Creek Park (188), Indianapolis, IN        378,000     5,966,388    6,344,388         585,929
  Fox Run (256), Indianapolis, IN                 398,000     6,622,491    7,020,491         461,363
  Charter Oaks (192), Evansville, IN              241,500     4,854,667    5,096,167          60,730
  Barcelona (64), Kokomo, IN                       59,200     1,350,384    1,409,584           4,565
  Beech Grove (182), Jeffersonville, IN           469,000     3,614,560    4,083,560          11,995
  Hampton Court (92), Indianapolis, IN            225,600     1,481,726    1,707,326           4,950
  Sheffield Square (152), New Albany, IN          227,000     4,019,912    4,246,912          13,454
  West Wind Terrace (96), Indianapolis, IN        136,700     1,610,241    1,746,941           5,408
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN            54,000       567,793      621,793         313,986
  Office (17,000), Indianapolis, IN                71,500       503,958      575,458         165,044
  Office (34,000), Indianapolis, IN               348,725     1,212,324    1,561,049          18,671
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL                113,479           ---      113,479             ---
  Fortune House (5,000), Indianapolis, IN         136,494           ---      136,494             ---
                                               __________   ___________  ___________      __________
                                                3,776,383    51,270,536   55,046,919       8,213,323
  Construction in progress - various locations        ---         5,507        5,507             ---
                                               __________   ___________  ___________      __________
                                                3,776,383    51,276,043   55,052,426       8,213,323
  Equipment--various locations                        ---     1,154,128    1,154,128         428,007
                                               __________   ___________  ___________      __________
        TOTAL REAL ESTATE INVESTMENTS          $3,776,383   $52,430,171  $56,206,554 (A)  $8,641,330 (A)
                                               __________   ___________  ___________      __________
                                               __________   ___________  ___________      __________
  Undeveloped land - various locations            $99,675           ---      $99,675 (B)         ---
                                               __________   ___________  ___________      __________
                                               __________   ___________  ___________      __________


SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
CENTURY REALTY TRUST
December 31, 1997

      Col. A                                       Col. G      Col. H        Col.I

                                                                          Life on Which
                                                                         Depreciation in
                                                                          Latest Income
                                                   Date of      Date       Statements
                   Description                  Construction  Acquired    Is Computed
___________________________________________     ____________  ________   _______________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN              1965        01/73       31 years
  Park Forest (64), Marion, IN                     1962        01/73       31 years
  Fontenelle (176), Kokomo, IN                     1966        01/73       29 years
  Park Plaza I (88), Indianapolis, IN              1965        01/73       33 years
  Park Plaza II (96), Indianapolis, IN             1967        01/73       33 years
  Driftwood Park (48), Indianapolis, IN            1963        09/89       28 years
  Regency Royale (132), Mishawaka, IN              1983        06/93       40 years
  Creek Bay (208), Indianapolis, IN                1992        12/93       40 years
  Eagle Creek Park (188), Indianapolis, IN         1974        03/94       40 years
  Fox Run (256), Indianapolis, IN                  1974        03/95       40 years
  Charter Oaks (192), Evansville, IN               1984        06/97       40 years
  Barcelona (64), Kokomo, IN                       1971        11/97       33 years
  Beech Grove (182), Jeffersonville, IN            1973        11/97       33 years
  Hampton Court (92), Indianapolis, IN             1980        11/97       33 years
  Sheffield Square (152), New Albany, IN           1974        11/97       33 years
  West Wind Terrace (96), Indianapolis, IN         1967        11/97       33 years
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN            1972        10/77       33 years
  Office (17,000), Indianapolis, IN                1966        07/86       33 years
  Office (34,000), Indianapolis, IN                1975        05/97       40 years
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL                 1978        01/79         N/A
  Fortune House (5,000), Indianapolis, IN          1979        11/79         N/A


  Construction in progress - various locations                               N/A


  Equipment--various locations                    Various     Various      3-15 years

         TOTAL REAL ESTATE INVESTMENT



  Undeveloped land - various locations             N/A          1/73         N/A



(A) The aggregate carrying value for tax purposes is $47,283,410
(B) The aggregate carrying value for tax purposes is $72,522



SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
Century Realty Trust
December 31, 1997
                                                           Total Land,
                                              Buildings     Buildings
                                                 and           and                   Accumulated   Undeveloped
                                   Land     Improvements  Improvements   Equipment  Depreciation      Land
                               ___________  ____________  ____________   _________  ____________   ___________
Balance December 31, 1994       $1,670,658   $26,153,031   $27,823,689    $735,063    $5,662,588       $99,675
   Additions:
      Acquisitions                 398,000     6,446,469     6,844,469      85,000            -             -
      Improvements                      -        231,494       231,494      94,730            -             -
      Depreciation                      -             -             -           -      1,050,412            -
   Deductions:                                                                                              -
      Fully amortized costs             -         52,563        52,563     149,392       201,955            -
                               ___________  ____________  ____________   _________  ____________   ___________
Balance December 31, 1995        2,068,658    32,778,431    34,847,089     765,401     6,511,045        99,675
   Additions:
      Improvements                      -        251,307       251,307     101,144            -             -
      Depreciation                      -  -          -  -          -           -      1,110,493            -
   Deductions:                                                                                              -
      Fully amortized costs             -        117,065       117,065      28,291       145,356            -
                               ___________  ____________  ____________   _________  ____________   ___________
Balance December 31, 1996        2,068,658    32,912,673    34,981,331     838,254     7,476,182        99,675
   Additions:
      Acquisitions               1,707,725    18,111,370    19,819,095     245,845            -             -
      Improvements                      -        317,366       317,366     105,117            -             -
      Depreciation                      -             -             -           -      1,265,602            -
   Deductions:                          -                                                                   -
      Fully amortized costs             -         65,366        65,366      35,088       100,454            -
                               ___________  ____________  ____________   _________  ____________   ___________
Balance December 31, 1997       $3,776,383   $51,276,043   $55,052,426  $1,154,128    $8,641,330       $99,675
                               ___________  ____________  ____________   _________  ____________   ___________
                               ___________  ____________  ____________   _________  ____________   ___________

