Form 10-Q
period 1998-03-31
CENTURY REALTY TRUST
filed 1998-05-15
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C. 20549

                                 FORM 10Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998             Commission File Number 0-7716



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



Century Realty Trust and Subsidiaries
Consolidated Balance Sheets

                                                  March         December
                                                 31, 1998       31, 1997
                                                ___________    __________
Assets
Real estate investments:
  Land                                           $3,776,383     $3,776,383
  Buildings                                      51,291,502     51,276,043
  Equipment                                       1,196,485      1,154,128
  Allowances for depreciation                    (9,076,595)    (8,641,330)
                                                ___________    ___________
                                                 47,187,775     47,565,224
  Net investment in direct financing leases         386,579        401,677
                                                ___________    ___________
                                                 47,574,354     47,966,901
Cash and cash equivalents                           880,657        782,631
Restricted Cash                                   1,337,910      1,028,324
Accounts and accrued income receivable              623,542        415,182
Unamortized management contracts                    632,858        650,475
Unamortized mortgage costs                          454,338        467,705
Undeveloped land                                     99,675         99,675
Other assets                                        146,682        117,195
                                                ___________    ___________
                                                $51,750,016    $51,528,088
                                                ___________    ___________
                                                ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                $1,650,000     $1,650,000
  Mortgage notes payable                         34,702,535     34,828,474
  Accounts payable and accrued liabilities          469,363        465,733
  Interest                                          266,658        241,679
  State income and property taxes                 1,853,448      1,455,212
  Tenants' security deposits and unearned rent      507,843        483,362
                                                ___________    ___________
                                                 39,449,847     39,124,460

Minority interest in operating partnerships       3,543,401      3,535,693

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,553,528 shares, including
    6,214 shares in treasury                      6,758,619      6,758,619
  Undistributed income other than from
   gain on the sale of real estate                  724,589        835,756
  Undistributed net realized gain from the
   sale of real estate                            1,316,078      1,316,078
  Cost of treasury shares                           (42,518)       (42,518)
                                                ___________    ___________
                                                  8,756,768      8,867,935
                                                ___________    ___________
                                                $51,750,016    $51,528,088
                                                ___________    ___________
                                                ___________    ___________

See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                                     Three Months
                                                    Ended March 31
                                                 1998           1997
                                              __________     __________
Income:
Real estate operations:
  Rental Income                               $3,070,775     $2,045,997
  Income from direct financing leases             12,492         13,831
  Other income                                    75,545         42,217
                                              __________     __________
                                               3,158,812      2,102,045
  Less:
    Real estate operating expenses             1,156,399        754,103
    Provision for depreciation                   455,973        284,490
    Real estate taxes                            358,935        238,500
                                              __________     __________
                                               1,971,307      1,277,093
                                              __________     __________
                                               1,187,505        824,952
Interest                                           9,280         11,812
                                              __________     __________
                                               1,196,785        836,764
Expenses:
Interest                                         825,985        461,358
State income taxes                                37,374         41,437
General and administrative                       142,895        101,435
                                              __________     __________
                                               1,006,254        604,230

Income before minority interest
 in operating partnerships                       190,531        232,534

Minority interest in operating
 partnerships                                      7,708              -
                                              __________     __________
Net income                                      $182,823       $232,534
                                              __________     __________
                                              __________     __________
Per share data:

  Basic earnings per share                         $0.12          $0.16

  Diluted earnings per share                       $0.12          $0.15


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                         Three Months
                                                        Ended March 31
                                                     1998           1997
                                                 __________     __________
Operating Activities
Net income                                         $182,823       $232,534
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                    486,957        292,160
   Minority interest                                  7,708            -
   Changes in operating assets
    and liabilities:
     Restricted cash                               (309,586)      (134,567)
     Accounts and accrued income receivable        (208,360)      (176,668)
     Other assets                                   (50,195)       (14,678)
     Accounts payable and accrued liabilities       426,845        299,826
     Tenants' security deposits and
      unearned rent                                  24,481         57,233
                                                 __________     __________
Net cash provided by operations                     560,673        555,840

Investing Activities:
Investment in short term investments                    -         (691,493)
Proceeds from short term investments                    -          494,868
Purchase of property and improvements               (57,816)       (33,028)
Lease principal payments received                    15,098         14,407
                                                 __________     __________
Net cash used in investing activities               (42,718)      (215,246)

Financing Activities:
Principal payments on mortgage notes payable       (125,939)       (88,315)
Sale of treasury shares                                 -          186,025
Dividends paid to shareholders                     (293,990)      (305,327)
                                                 __________     __________
Net cash used in financing activities              (419,929)      (207,617)
                                                 __________     __________
Net increase in cash and cash equivalents            98,026        132,977
Balance at beginning of period                      782,631        315,337
                                                 __________     __________
Balance at end of period                           $880,657       $448,314
                                                 __________     __________
                                                 __________     __________
See accompanying notes.


NOTES TO FINANCIAL STATEMENTS

CENTURY REALTY TRUST
Unaudited

NOTE 1 - REAL ESTATE INVESTMENT TRANSACTIONS

     In the second quarter of 1997, the Trust purchased a 34,000 square foot multiple-tenant office building in Indianapolis, and a 192-unit garden apartment property in Evansville, Indiana. In the fourth quarter of 1997, the Trust, through a wholly-owned subsidiary, CR Management, Inc., purchased the one percent General Partner interest and management control of five Indiana garden apartment properties containing a total of 586 apartment units. Combined, those acquisitions represented a 57% increase in total apartment units, and a 62% increase in leasable square feet of commercial property over the portfolio of investment properties the Trust held at the end of the first quarter of 1997. Following is a description of those transactions:

     On May 29, 1997, the Trust purchased the office building in Indianapolis, Indiana for $1.5 million, an amount approximately equal to its independently appraised value. To complete the purchase, the Trust borrowed $1 million against a $2.5 million unsecured bank credit facility, and issued 24,175 previously unissued shares of beneficial interest valued at $275,000 to the seller. The balance of the purchase price, net of prorated income and expenses, was paid in cash. In December, 1997, the Trust obtained a $1.14 million long-term mortgage loan on the property, and used the proceeds to repay short-term bank borrowings.

     On June 30, 1997, the Trust, through a wholly-owned subsidiary, Charter Oaks Associates, LLC, purchased from an unrelated seller, the Charter Oaks apartments, a 192-unit property in Evansville, Indiana for $5.1 million.
The Trust assumed an existing first mortgage loan with a remaining balance of $3.67 million and borrowed $1 million against its $2.5 unsecured bank line of credit to complete the purchase. The balance of the purchase price, net of prorated income and expenses, was paid in cash.

     In November, 1997, the Trust purchased, through a wholly-owned subsidiary, CR Management, Inc., the one percent General Partner interest and management control of five Indiana apartment properties containing a total of 586 apartment units. In addition to its initial cash investment of approximately $900,000, the Trust agreed that, within two years, it would use its best efforts to offer the limited partners, who have a 99% equity interest, the right to exchange their partnership interests for approximately 290,000 shares of the Trust.


NOTE 2 - MORTGAGE NOTES PAYABLE

     Ten of the fifteen properties owned by the Trust, including the two 1997 acquisitions, are encumbered by mortgage loans that are payable in monthly installments totaling approximately $219,000, including interest at fixed rates ranging from 8.125% to 9.75% per annum, and which mature from April 15, 1998 to October 1, 2006.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $237,000. The loans have interest rates ranging from 8 1/4% to 9 1/2%, and mature from May 15, 2006 to May 1, 2030.

     A mortgage loan on one of the two phases of the Creek Bay at Meridian Woods apartments, a 208-unit property in Indianapolis matured April 15,
1998 with a balance due at maturity of $2.5 million.  A mortgage loan on the other phase will mature July 15, 1998 with a balance due at maturity of $2.9 million. In addition to the $1.65 million of existing short-term debt, the Trust obtained a short-term bank loan to repay the April maturity, thereby temporarily increasing short-term debt to approximately $4.2 million. The Trust has obtained a commitment for a new ten-year first mortgage loan on the Creek Bay at Meridian Woods apartments in the amount of $6.75 million, of which $2.9 million will be used to repay the July mortgage loan maturity. The remainder of the proceeds will be used to reduce total
short-term debt to approximately $350,000.   Monthly principal and interest
payments on the new mortgage loan are approximately equal to the combined payments on the two mortgage loans it replaces.


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



OVERVIEW

     Contained in this discussion are forward-looking statements which management believe to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained.

     At March 31, 1998, and throughout the quarter then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Six of the apartment properties containing 778 units and one commercial property containing 34,000 rentable square feet were acquired during the second and fourth quarters of 1997. A detailed description of the real estate acquisitions is contained in Note 1 "Real Estate Investment Transactions" in the financial statements. The properties acquired in 1997 increased the number of apartment units and rentable square feet of commercial property in the Trust's investment real estate portfolio by 57% and 62%, respectively. At March 31, 1998 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. On a weighted average basis, 2,136 apartment units contributed to the Trust's operations in first quarter of 1998, up 57% from the 1,358 units in operation during first quarter of 1997. Management expects that, exclusive of the impact attributable to future real estate transactions, operating income and expenses will increase proportionately in second quarter of 1998.



RESULTS OF OPERATIONS

     For the first quarter of 1998, the Trust reported a $1,024,778, or 50.3%, increase in rental income over the comparable 1997 period due, entirely, to investment properties acquired in the second and fourth quarters of 1997 (the newly-acquired properties). The newly-acquired properties accounted for $1,030,418 of rental income for the quarter, Rental income from properties owned throughout the first quarters of 1998 and 1997 decreased by $5,640, or .3%, from the prior year quarter.

     The nine apartment properties (1,358 units) that the Trust owned throughout the first quarters of 1998 and 1997 reported average three-month economic occupancy rates of 92.6% and 94% for the two periods, respectively. Average rental rates increased 1.2% for those properties over the prior year period. The combined effect of lower occupancy rates and higher rental rates resulted in a .3% decrease in gross revenue from the core group of apartments. Operating expenses, excluding interest and depreciation, for the same properties amounted to 44.5% of gross possible income for the first quarter of 1998, down from 45.6% for the prior year period, and amounted to a decrease of 2.4% in total operating expenses. A relatively mild winter resulted in lower utility costs and winter-related repair expenses during the 1998 quarter.

     The overall economic occupancy rate for the newly-acquired apartment properties averaged 93.6% for the first quarter of 1998. Operating expenses for the same properties, excluding interest and depreciation, amounted to 48.9% of gross possible income.

     Rental properties other than apartments that were owned throughout the first quarters of 1998 and 1997, which accounted for 2.7% percent of total rental income in the first quarter of 1998, reported a 5.4% ($3,100) increase in net operating income compared with the prior year quarter. Rental income, due to higher rental rates and stable occupancy, was up $1,900, or 2.4%, while operating expenses decreased by 5.5%. During the 1998 and 1997 quarters, the commercial properties were 94% occupied.

     The office property purchased in the second quarter of 1997, was 93% occupied during the first quarter of 1998. It accounted for $95,194 of gross rental income and $63,509 of net operating income in the quarter.

     Depreciation expense in the first quarter of 1998, includes $165,300 applicable to the newly-acquired properties. The balance of the $171,483 increase in depreciation over the first quarter of 1997, is applicable to capitalized expenditures for the replacements and improvements to properties owned throughout both quarters.

     Real estate taxes in the first quarter of 1998 includes $119,800 applicable to the newly-acquired properties, and substantially accounts for all of the increase over the prior year quarter.

     Administrative expenses, primarily auditing and accounting services, related the the five operating partnerships over which the Trust acquired control in the fourth quarter of 1997, account for $35,900 of general and administrative expenses in the first quarter of 1998. Other than the partnership-related expenses, general and administrative expenses increased 5.5% from the first quarter of 1997. Two-thirds of that increase related to shareholder communications. Administrative salaries and related payroll taxes and benefits, increased $1,400, or 2.3% over the prior year quarter. In the first quarter of 1998, general and administrative expenses consumed 4.5% of income from real estate operations, down from 4.8% in the first quarter of 1997.

     Interest expense related to loans outstanding throughout the first quarters of 1998 and 1997 declined by $7,663 due the scheduled reduction of loan balances. Mortgage loan interest expense applicable to the newly acquired properties amounted to $309,400 in the first quarter of 1998. An additional $62,890 of interest expense was incurred in the 1998 quarter for short-term loans related to the 1997 property acquisitions. The Trust had no short-term loans outstanding during the first quarter of 1997.



FINANCIAL CONDITION AND LIQUIDITY

     At March 31,1998, the Trust held approximately $880,000 in cash and cash equivalents. It invests funds in excess of immediate cash needs in securities of the U.S. government, agencies of the U.S government, and FDIC-insured certificates of deposit. Except for the need to repay approximately $350,000 of short-term debt, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1998. No transactions or events have occurred to indicate that funds provided by operations during the balance of 1998 will differ disproportionately from the first quarter of the year.

     Management is considering various options to repay that portion of its short-term debt which will remain after the mortgage loan refinancing referred to in Note 2 to the financial statements. Among the options under consideration are the raising of equity capital in the private placement of restricted shares of beneficial interest, the long-term financing or refinancing of existing unencumbered or under-encumbered real estate, and the sale property.

     The Trust intends to continue as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. A distribution of $.19 per share was paid in February, and on April 14, 1998, a distribution of $.20 per share was declared for payment May, 18, 1998 to shareholders of record May 1, 1998. Future 1998 quarterly distributions, with amounts to be determined at the time of declaration, are scheduled to be paid in August and November.



INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 1997 and 1998.



YEAR 2000 ISSUE

     All computer hardware and software in use has been developed or purchased since 1995. Eight-digit date fields are provided in all software in use. The Trust has no systems that interface with another entity. Management believes that the year 2000 issue is unlikely to have a material effect on the Trust.



PART II

     Item 6(b). No events occurred during the three months ended March 31, 1998, which would have necessitated the filing of a report on Form 8K.



                        MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at March 31, 1998, and December 31, 1997, and the results of its operations and its cash flow for the three months ended March 31, 1998, and March 31, 1997, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1997 annual report.



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