Form 10-Q
period 1998-06-30
CENTURY REALTY TRUST
filed 1998-08-07
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C. 20549

                                  FORM 10Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998             Commission File Number 0-7716


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



Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                   June         December
                                                 30, 1998       31, 1997
                                               ___________    ___________
Assets
Real estate investments:
  Land                                          $3,776,383     $3,776,383
  Buildings                                     51,426,749     51,276,043
  Equipment                                      1,257,594      1,154,128
  Allowances for depreciation                   (9,511,859)    (8,641,330)
                                               ___________    ___________
                                                46,948,867     47,565,224
  Net investment in direct financing leases        387,889        401,677
                                               ___________    ___________
                                                47,336,756     47,966,901
Cash and cash equivalents                          660,616        782,631
Restricted Cash                                  1,300,800      1,028,324
Accounts and accrued income receivable             480,732        415,182
Unamortized management contracts                   615,241        650,475
Unamortized mortgage costs                         443,543        467,705
Undeveloped land                                    99,675         99,675
Other assets                                       147,495        117,195
                                               ___________    ___________
                                               $51,084,858    $51,528,088
                                               ___________    ___________
                                               ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                               $4,107,122     $1,650,000
  Mortgage notes payable                        32,118,804     34,828,474
  Accounts payable and accrued liabilities         466,507        465,733
  Interest                                         246,278        241,679
  State income and property taxes                1,523,384      1,455,212
  Tenants' security deposits and unearned rent     493,922        483,362
                                               ___________    ___________
                                                38,956,017     39,124,460

Minority interest in operating partnerships      3,498,083      3,535,693

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,553,528 shares, including
    6,214 shares in treasury                     6,758,619      6,758,619
  Undistributed income other than from
   gain on the sale of real estate                 598,579        835,756
  Undistributed net realized gain from the
   sale of real estate                           1,316,078      1,316,078
  Cost of treasury shares                          (42,518)       (42,518)
                                               ___________    ___________
                                                 8,630,758      8,867,935
                                               ___________    ___________
                                               $51,084,858    $51,528,088
                                               ___________    ___________
                                               ___________    ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income

                                Three Months             Six Months
                                Ended June 30            Ended June 30
                           _______________________  _______________________
                               1998        1997         1998        1997
                           ___________ ___________  ___________ ___________
Income:
Real estate operations:
  Rental Income            $3,094,904  $2,069,603   $6,165,679  $4,115,600
  Income from direct
    financing leases           12,492      13,831       24,984      27,662
  Other income                 54,346      37,779      129,891      79,996
                           __________  __________   ___________ ___________
                            3,161,742   2,121,213    6,320,554   4,223,258
  Less:
    Operating expenses      1,276,412     769,247    2,432,811   1,523,350
    Depreciation              455,972     285,096      911,945     569,586
    Real estate taxes         306,057     193,599      664,992     432,099
                           __________  __________   ___________ ___________
                            2,038,441   1,247,942    4,009,748   2,525,035
                           __________  __________   ___________ ___________
                            1,123,301     873,271    2,310,806   1,698,223
Interest                       10,773      16,784       20,053      28,596
                           __________  __________   ___________ ___________
                            1,134,074     890,055    2,330,859   1,726,819
Expenses:
Interest                      815,570     469,224    1,641,555     930,582
State income taxes             40,400      40,459       77,774      81,896
General and administrative    104,653     106,052      247,548     207,487
                           __________  __________   ___________ ___________
                              960,623     615,735    1,966,877   1,219,965
                           ___________ ___________  ___________ ___________
Income before minority
  interest in operating
  partnerships                173,451     274,320      363,982     506,854

Minority interest in
 operating partnerships        10,001            -       2,293          -
                           __________  __________   ___________ ___________
Net income                   $183,452    $274,320     $366,275    $506,854
                           __________  __________   __________  __________
                           __________  __________   __________  __________
Per share data:

  Basic earnings                $0.12       $0.18        $0.24       $0.34

  Diluted earnings              $0.12       $0.18        $0.24       $0.33


See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                     Six Months
                                                    Ended June 30
                                               __________________________
                                                    1998          1997
                                                __________    __________
Operating Activities
Net income                                        $366,275      $506,854
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation - investment properties            905,762       569,586
   Depreciation and amortization - other            32,922        17,591
   Minority interest                                (2,293)           -
   Changes in operating assets
    and liabilities:
     Restricted cash                              (272,476)     (265,160)
     Accounts and accrued income receivable        (65,550)      (39,616)
     Other assets                                  (33,581)       66,018
     Accounts payable and accrued liabilities       73,545       247,602
     Tenants' security deposits and
      unearned rent                                 10,560       (11,650)
                                                __________    __________
Net cash provided by operations                  1,015,164     1,091,225

Investing Activities:
Investment in short-term investments                    -     (1,384,734)
Proceeds from short-term investments                    -      1,385,209
Acquisition of real estate,
  net of debt assumed                                   -     (2,653,009)
Purchase of property
  improvements and replacements                   (278,775)     (127,375)
Lease principal payments received                   13,788        20,028
                                                __________    __________
Net cash used in investing activities             (264,987)   (2,759,881)

Financing Activities:
Short-term bank borrowing                        2,440,930     2,000,000
Principal payments on mortgage notes            (2,709,670)     (178,474)
Proceeds from sale of treasury shares                   -        577,525
Dividends paid to shareholders                    (603,452)     (626,655)
                                                __________    __________
Net cash provided by (used in)
  financing activities                            (872,192)    1,772,396
                                                __________    __________
Net increase in cash and cash equivalents         (122,015)      103,740
Balance at beginning of period                     782,631       315,337
                                                __________    __________
Balance at end of period                          $660,616      $419,077
                                                __________    __________
                                                __________    __________
See accompanying notes.

NOTES TO FINANCIAL STATEMENTS



CENTURY REALTY TRUST AND SUBSIDIARIES
Unaudited

NOTE 1 - REAL ESTATE INVESTMENT TRANSACTIONS

     In the second quarter of 1997, the Trust purchased a 34,000 square foot multiple-tenant office building in Indianapolis, and a 192-unit garden apartment property in Evansville, Indiana. In the fourth quarter of 1997, the Trust, through a wholly-owned subsidiary, CR Management, Inc., purchased the one percent General Partner interest and management control of five Indiana garden apartment properties containing a total of 586 apartment units. Combined, those acquisitions represented a 57% increase in total apartment units, and a 62% increase in leasable square feet of commercial property over the portfolio of investment properties the Trust held during the second quarter and first half of 1997. Following is a description of those transactions:

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

     In November, 1997, the Trust purchased, through a wholly-owned subsidiary, the one percent General Partner interest and management control of five Indiana apartment properties containing a total of 586 apartment units. In addition to its initial cash investment of approximately $900,000, the Trust agreed that, within two years, it would use its best efforts to offer the limited partners, who have a 99% equity interest, the right to exchange their partnership interests for approximately 290,000 shares of the Trust.

NOTE 2 - MORTGAGE NOTES PAYABLE

     Ten of the fifteen properties owned by the Trust, including the two 1997 acquisitions, are encumbered by mortgage loans that are payable in monthly installments totaling approximately $217,000. The installments include interest at rates ranging from 6.97% to 9.5% per annum, and which mature from December 1, 2000 to July 15, 2008.

     The five apartment properties owned by operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $237,000. The loans have interest rates ranging from 8.25% to 9.5%, and mature from May 15, 2006 to May 1, 2030.

     A mortgage loan on one of the two phases of the Creek Bay at Meridian Woods apartments, a 208-unit property in Indianapolis matured April 15, 1998 with a balance due at maturity of $2.5 million. A mortgage loan on the other phase matured July 15, 1998 with a balance due at maturity of $2.9 million. In addition to the $1.65 million of existing short-term debt, the Trust obtained a short-term bank loan to repay the April maturity, thereby temporarily increasing short-term debt to approximately $4.2 million. On July 15, 1998, the Trust obtained a new 6.97% fixed rate ten-year first mortgage loan on the Creek Bay at Meridian Woods apartments in the amount of $6.75 million, of which $2.9 million was used to repay the July 15 mortgage loan maturity. The remainder of the proceeds was used to reduce total short-term debt to $350,000. Monthly principal and interest payments on the new mortgage loan are approximately equal to the combined payments on the two mortgage loans it replaced.


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


OVERVIEW.

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

     At June 30, 1998, and throughout the quarter and six months then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 square feet, and two restaurant properties leased to operators under net leases. Six of the apartment properties containing 778 units and one commercial property containing 34,000 rentable square feet were acquired during the second and fourth quarters of 1997. A detailed description of the real estate acquisitions is contained in Note 1 "Real Estate Investment Transactions" in the financial statements. The properties acquired in 1997 increased the number of apartment units and rentable square feet of commercial property in the Trust's investment real estate portfolio by 57% and 62%, respectively. At June 30, 1998 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment real estate, also account for most of the rental income and expenses reported. On a weighted average basis, 2,136 apartment units contributed to the Trust's operations in first half of 1998, up 57% from the 1,358 units in operation during first half of 1997. Management expects that, exclusive of the impact attributable to future real estate transactions, if any, operating income and expenses will increase proportionately in third quarter and second half of 1998.


RESULTS OF OPERATIONS.

     For the quarter and six months ended June 30, 1998, the Trust reported increases of 49.5% and 49.8%, respectively, in rental income over the comparable 1997 periods due, entirely, to investment properties acquired late in the second and in the fourth quarter of 1997 (the newly-acquired properties). The newly-acquired properties accounted for $1,038,653 and $2,069,071 of rental income for the quarter and six months ended June 30, 1998, respectively. Rental income from properties owned throughout the first half of 1998 and 1997 increased by $10,056, or .2%, from the second quarter, and by $4,416, or .1%, from the first half of the prior year.

     The nine apartment properties (1,358 units) that the Trust owned throughout the first half of 1998 and 1997 reported average six-month economic occupancy rates of 92.3% and 93.4% for the two periods, respectively. Average rental rates increased 1% for those properties over the prior year period. The combined effect of lower occupancy rates and higher rental rates resulted in a .1% increase in gross revenue from the core group of apartments. For the second quarters of 1998 and 1997, the same properties experienced average economic occupancy rates of 92.0% and 92.9%, respectively. Operating expenses, excluding interest and depreciation, for the same properties amounted to 45.2% of gross possible income for the first half of 1998, up from 44.8% for the prior year period, and amounted to a increase of 1.9% in total operating expenses. For the second quarters of 1998 and 1997, the comparable operating expense rates were 46.1% and 44.0%, respectively.

     The economic occupancy rate for the 778 newly-acquired apartment units averaged 94.7% for the second quarter and 93.8% for the first half of 1998. Operating expenses for the same properties, excluding interest and depreciation, amounted to 53.5% of gross possible income in the second quarter and 51% for the first half of 1998.

     Rental properties other than apartments that were owned throughout the first half of 1998 and 1997 accounted for 3% of total rental income in the first half of 1998. Those properties produced a 25.1% ($24,510) increase in net operating income compared with the prior year half. Rental income, due to higher rental rates and increased occupancy, was up $22,700, or 15.8%, while operating expenses decreased by 3.8%. During the first half of 1998 and 1997, occupancy rates for the commercial properties were 98% and 94%, respectively.

     The office property purchased in the second quarter of 1997, was 93% occupied during the second quarter and first half of 1998. It accounted for $63,547 and $127,531 of gross rental income for the second quarter and six months, respectively.

     Depreciation expense applicable to the newly-aquired properties in the second quarter and first half of 1998, includes $168,600 and $333,900, respectively. The balance of the increase in depreciation over the second quarter and first half of 1997, is applicable to capitalized expenditures for replacements and improvements to properties owned throughout both quarters.

     Real estate taxes applicable to the newly-acquired properties in the second quarter and first half of 1998 includes $114,395 and $234,230, respectively, and accounts for substantially all of the increase over the prior year quarter and six month periods.

     Administrative expenses, primarily auditing and accounting services, related the the five operating partnerships over which the Trust acquired control in the fourth quarter of 1997, account for $33,100 of general and administrative expenses in the first half of 1998. Other than the partnership-related expenses, general and administrative expenses increased 3.4% from the first half of 1997. Two-thirds of that increase related to shareholder communications. Administrative salaries and related payroll taxes and benefits, increased $2,400, or 2% over the prior year half. In the first half of 1998, general and administrative expenses consumed 3.9% of income from real estate operations, down from 4.9% in the first half of 1997.

     Interest expense related to loans outstanding throughout the first half of 1998 and 1997 declined by $13,400 due the scheduled reduction of loan balances. Mortgage loan interest expense applicable to the newly acquired properties amounted to $332,000 and $677,900 in the second quarter and first half of 1998, respectively. An additional $75,800 of interest expense was incurred in the first half 1998 for short-term loans related to the 1997 property acquisitions. In the first half of 1997, the Trust incurred $7,300 in interest expense on short-term loans obtained late in the second quarter.

FINANCIAL CONDITION AND LIQUIDITY.

     At June 30, 1998, the Trust held approximately $660,000 in cash and cash equivalents. It invests funds in excess of immediate cash needs in securities of the U.S. government, agencies of the U.S government, and FDIC-insured certificates of deposit.
Except for the need to repay approximately $350,000 of short-term debt, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1998. No transactions or events have occurred to indicate that funds provided by operations during the balance of 1998 will differ disproportionately from the first half of the year.

     Management is considering various options to repay that portion of its short-term debt which remains after the mortgage loan refinancing referred to in Note 2 to the financial statements.
Among the options under consideration are raising equity capital by the private placement of restricted shares of beneficial interest, the long-term financing or refinancing of existing unencumbered or under-encumbered real estate, and the sale of property.

     The Trust intends to continue as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. Cash distributions of $.39 per share were paid in the first half of 1998, and on July 9, 1998, a distribution of $.20 per share was declared for payment August 17, 1998 to shareholders of record July 31, 1998. The final 1998 quarterly distribution, with the amount to be determined at the time of declaration, is scheduled to be paid in November.


INFLATION.

     Management believes that the direct effects of inflation on the Trust's quarterly and year-to-date operations have been insignificant during 1997 and 1998.


YEAR 2000 ISSUE.

     All computer hardware and software in use has been developed or purchased since 1995. Eight-digit date fields are provided in all software in use. The Trust has no systems that interface with another entity. Management believes that the year 2000 issue is unlikely to have a material effect on the Trust.



PART II


     Item 6(b). No events occurred during the three months ended June 30, 1998, which would have necessitated the filing of a report on Form 8K.

                   MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at June 30, 1998, and December 31, 1997, and the results of its operations and its cash flow for the three months and six months ended June 30, 1998, and June 30, 1997, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1997 annual report


                          SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTURY REALTY TRUST


Date_____________                   By___________________________
                                      John I. Bradshaw, Jr.
                                      President
                                      Chief Executive Officer


Date_____________                  By___________________________
                                      David F. White
                                      Controller