Form 10-Q
period 1998-09-30
CENTURY REALTY TRUST
filed 1998-11-05
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                    FORM 10Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998           Commission File Number 0-7716


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


Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                               September     December
                                               30, 1998      31, 1997
                                             ___________  ___________
                                               Unaudited
Assets
Real estate investments:
  Land                                        $3,776,383   $3,776,383
  Buildings                                   51,621,157   51,276,043
  Equipment                                    1,291,572    1,154,128
  Allowances for depreciation                 (9,948,278)  (8,641,330)
                                             ___________  ___________
                                              46,740,834   47,565,224
  Net investment in direct financing leases      356,963      401,677
                                             ___________  ___________
                                              47,097,797   47,966,901
Cash and cash equivalents                        929,229      782,631
Restricted Cash                                1,247,934    1,028,324
Accounts and accrued income receivable           531,776      415,182
Unamortized management contracts                 597,624      650,475
Unamortized mortgage costs                       498,606      467,705
Undeveloped land                                  99,675       99,675
Other assets                                     192,666      117,195
                                             ___________  ___________
                                             $51,195,307  $51,528,088
                                             ___________  ___________
                                             ___________  ___________

Liabilities and shareholders' equity
Liabilities:
  Short-term debt                               $350,000   $1,650,000
  Mortgage notes payable                      35,828,260   34,828,474
  Accounts payable and accrued liabilities       484,044      465,733
  Interest                                       259,778      241,679
  State income and property taxes              1,846,825    1,455,212
  Tenants' security deposits and unearned rent   508,110      483,362
                                             ___________  ___________
                                              39,277,017   39,124,460

Minority interest in operating partnerships    3,413,586    3,535,693

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,553,528 shares, including
    6,214 shares in treasury                   6,758,619    6,758,619
  Undistributed income other than from
   gain on the sale of real estate               472,525      835,756
  Undistributed net realized gain from the
   sale of real estate                         1,316,078    1,316,078
  Cost of treasury shares                        (42,518)     (42,518)
                                             ___________  ___________
                                               8,504,704    8,867,935
                                             ___________  ___________
                                             $51,195,307  $51,528,088
                                             ___________  ___________
                                             ___________  ___________

See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income

                          Three Months            Nine Months
                          Ended September 30      Ended September 30
                        _____________________   _____________________
                            1998       1997         1998       1997
                        __________ __________   __________ __________
Income
Real estate operations:
  Rental Income         $3,148,099 $2,368,037   $9,313,778 $6,483,637
  Income from direct
    financing leases        12,492     13,830       37,476     41,492
  Other income              66,239     32,232      196,130    112,228
                        __________ __________   __________ __________
                         3,226,830  2,414,099    9,547,384  6,637,357
  Less:
    Operating expenses   1,324,004    970,683    3,756,815  2,494,033
    Depreciation           457,128    327,135    1,369,073    896,721
    Real estate taxes      329,186    259,830      994,178    691,929
                        __________ __________   __________ __________
                         2,110,318  1,557,648    6,120,066  4,082,683
                        __________ __________   __________ __________
                         1,116,512    856,451    3,427,318  2,554,674
Interest                    10,005     12,538       30,058     41,134
                        __________ __________   __________ __________
                         1,126,517    868,989    3,457,376  2,595,808
Expenses:
Interest                   792,976    582,566    2,434,531  1,513,148
State income taxes          39,641     38,152      117,415    120,048
General and administrative 126,213     98,432      373,761    305,919
                        __________ __________   __________ __________
                           958,830    719,150    2,925,707  1,939,115
                        __________ __________   __________ __________
Income before minority
  interest in operating
  partnerships             167,687    149,839      531,669    656,693

Minority interest in
  operating partnerships    15,723          -       18,016          -
                        __________ __________   __________ __________
Net income                $183,410   $149,839     $549,685   $656,693
                        __________ __________   __________ __________
                        __________ __________   __________ __________

Per share data:
  Basic earnings             $0.12      $0.10        $0.36      $0.44
  Diluted earnings           $0.12      $0.10        $0.36      $0.43


See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                 Nine Months
                                                 Ended September 30
                                               ___________________________
                                                    1998          1997
                                                __________    __________
Operating Activities:
Net income                                        $549,685      $656,693
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation - investment properties          1,359,798       893,346
   Depreciation and amortization - other            47,779        26,562
   Minority interest                               (18,016)           -
   Changes in operating assets
    and liabilities:
     Restricted cash                              (219,610)     (111,034)
     Accounts and accrued income receivable       (116,594)     (143,898)
     Other assets                                 (185,656)     (302,867)
     Accounts payable and accrued liabilities      428,023       462,789
     Tenants' security deposits and
      unearned rent                                 24,748       181,272
                                                __________    __________
Net cash provided by operations                  1,870,157     1,662,863

Investing Activities:
Investment in short-term investments                    -     (2,176,286)
Proceeds from short-term investments                    -      1,975,726
Acquisition of real estate,
  net of debt assumed                                   -     (2,706,890)
Purchase of property
  improvements and replacements                   (482,558)     (268,193)
Lease principal payments received                   44,714        28,578
                                                __________    __________
Net cash used in investing activities             (437,844)   (3,147,065)

Financing Activities:
Short-term bank borrowing                       (1,300,000)    1,900,000
Net proceeds from long-term mortgage loan        6,689,609            -
Mortgage loan balance refinanced                (5,379,305)           -
Principal payments on mortgage notes              (310,518)     (277,385)
Proceeds from sale of treasury shares                   -        708,025
Distributions to minority interest holders         (75,789)           -
Dividends paid to shareholders                    (909,712)     (961,506)
                                                __________    __________
Net cash provided by (used in)
  financing activities                          (1,285,715)    1,369,134
                                                __________    __________
Net increase in cash and cash equivalents          146,598      (115,068)
Balance at beginning of period                     782,631       315,337
                                                __________    __________
Balance at end of period                          $929,229      $200,269
                                                __________    __________
                                                __________    __________
See accompanying notes.



Notes to Consolidated Financial Statements
Century Realty Trust and Subsidiaries
Unaudited

Note 1 - Real Estate Investment Transactions in 1997

     In the second quarter of 1997, the Trust purchased a 34,000 square foot multiple-tenant office building in Indianapolis, and a 192-unit garden apartment property in Evansville, Indiana. In the fourth quarter of 1997, the Trust, through a wholly-owned subsidiary, CR Management, Inc., purchased the one percent General Partner interest and management control of five Indiana garden apartment properties containing a total of 586 apartment units. Combined, those acquisitions represented a 57% increase in total apartment units, and a 62% increase in leasable square feet of commercial property over the portfolio of investment properties the Trust previously held. The apartment properties acquired in the fourth quarter of 1997 represented a 38% increase over the number of apartment units operated during the third quarter of 1997. Following is a description of each of those transactions:

     On May 29, 1997, the Trust purchased the office building in Indianapolis, Indiana for $1.5 million, an amount approximately equal to its independently appraised value. To complete the purchase, the Trust borrowed $1 million against a $2.5 million unsecured bank credit facility, and issued, to the seller, 24,175 previously unissued shares of beneficial interest valued at $275,000. The balance of the purchase price, net of prorated income and expenses, was paid in cash. In December, 1997, the Trust obtained a $1.14 million long-term mortgage loan on the property, and used the proceeds to repay short-term bank borrowings.

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

     In November, 1997, the Trust purchased, through a wholly-owned subsidiary, the one percent General Partner interest and management control of five Indiana apartment properties containing a total of 586 apartment units. In addition to its initial cash investment of approximately $900,000, the Trust agreed that, within two years, it would use its best efforts to offer the limited partners, who have a 99% equity interest, the right to exchange their partnership interests for approximately 290,000 shares of the Trust. Subsequently, the Trust has increased its equity investment by approximately $40,000.

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

     At September 30, 1998, and throughout the quarter and nine months then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 square feet, and two restaurant properties leased to operators under net leases. The Trust has not disposed of or acquired investment properties during 1998. Six of the apartment properties containing 778 units and one commercial property containing 34,000 rentable square feet were acquired during the second and fourth quarters of 1997. A detailed description of the real estate acquisitions is contained in Note 1 "Real Estate Investment Transactions" in the financial statements. The properties acquired in 1997 increased the number of apartment units and rentable square feet of commercial property in the Trust's investment real estate portfolio by 57% and 62%, respectively. At September 30, 1998 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment real estate, also account for most of the rental income and expenses reported.  On a weighted average basis,
2,136 apartment units contributed to the Trust's operations in first three quarters of 1998, up 48% from the 1,442 units in operation during the first three quarters of 1997. The 2,136 units in operation during the third quarter of 1998 represents a 38% increase over the 1,550 units operated in the third quarter, and 18% over the weighted average of 1,804 units operated in the
fourth quarter of 1997.   Management expects that, exclusive of
the impact attributable to future real estate transactions, if any, operating income and expenses will increase proportionately, approximately 18%, in the fourth quarter of 1998.


Results of Operations.

     For the quarter and nine months ended September 30, 1998, the Trust reported increases of 32.9% and 43.7%, respectively, in rental income over the comparable 1997 periods due, entirely, to investment properties acquired late in the second quarter and in the fourth quarter of 1997 (the newly-acquired properties). The newly-acquired properties accounted for $755,200 and $2,800,800 of increases in rental income for the quarter and nine months ended September 30, 1998, respectively. Rental income from properties owned throughout the first nine months of 1998 and 1997 increased by $24,900, or 1.2%, from the third quarter, and by $29,300, or .5%, from the first three quarters of the prior year.

     The nine apartment properties (1,358 units) that the Trust owned throughout the first three quarters of 1998 and 1997 reported average nine-month economic occupancy rates of 92.1% and 92.6% for the two periods, respectively. Average rental rates increased 1.1% for those properties over the prior year period. The combined effect of lower occupancy rates and higher rental rates resulted in a .1% increase in gross revenue from the core group of apartments. For the third quarters of 1998 and 1997, the same properties experienced average economic occupancy rates of 91.7% and 91.1%, respectively. Operating expenses, excluding interest and depreciation, for the same properties amounted to 46.2% of gross possible income for the first nine months of 1998, up from 45.7% for the prior year period, and amounted to a increase of 2.2% in total operating expenses. For the third quarters of 1998 and 1997, the comparable operating expense rates were 48.9% and 47.6%, respectively.

     The economic occupancy rate for the 778 newly-acquired apartment units averaged 98.3% for the third quarter and 95.3% for the first nine months of 1998. Operating expenses for the same properties, excluding interest and depreciation, amounted to 52.7% of gross possible income in the third quarter and 52.4% for the first three quarters of 1998.

     Rental properties other than apartments that were owned throughout the first three quarters of 1998 and 1997 accounted for 2.6% percent of total rental income in the first nine months of 1998. Those properties produced a 13.9% ($21,300) increase in net operating income the prior year comparable period. Rental income, due to higher rental rates and increased occupancy, was up $23,200, or 10.6%, while operating expenses increased by 3.6%. During the first three quarters of 1998 and 1997, occupancy rates for the commercial properties were 98% and 94%, respectively.

     The office property purchased in the second quarter of 1997, was 93% occupied during the third quarter and nine months of 1998. It accounted for $66,600 and $195,800 of gross rental income for the quarter and nine months, respectively.

     Depreciation expense in the third quarter and nine months of 1998, includes $104,350 and $400,900, respectively, applicable to the newly-acquired properties. The balance of the increase in depreciation over the third quarter and nine months of 1997, is applicable to capitalized expenditures for replacements and improvements to properties owned throughout the comparable periods of 1998 and 1997.

     Real estate taxes in the third quarter and nine months of 1998 includes $75,000 and $312,600, respectively, applicable to the newly-acquired properties, and accounts for all of the increase over the prior year quarter and nine month periods.

     Administrative expenses, primarily auditing and accounting services, related the the five operating partnerships over which the Trust acquired control in the fourth quarter of 1997, account for $53,250 of general and administrative expenses in the first nine months of 1998. Other than the partnership-related expenses, general and administrative expenses increased 4.8% from the first nine months of 1997. Two-thirds of that increase related to shareholder communications and audit fees. Administrative salaries and related payroll taxes and benefits, increased $3,500, or 2% over the prior year period. In the first three quarters of 1998, general and administrative expenses consumed 3.9% of income from real estate operations, down from 4.6% in the first nine months of 1997.

     Interest expense related to loans outstanding throughout the first nine months of 1998 and 1997 declined by $11,700 and $25,000 in the third quarter and nine months, respectively, due to the scheduled reduction of loan balances. Increases in mortgage loan interest expense applicable to the newly acquired properties amounted to $229,300 and $885,000 in the third quarter and first nine months of 1998, respectively. Interest expense incurred for short-term loans related to the 1997 property acquisitions amounted to $107,300 for the first nine months of 1998, up $61,300 from $46,000 incurred during the comparable period of 1997. For the third quarters of 1998 and 1997, interest incurred for short-term borrowings amounted to $31,500 and $38,700, respectively, a decrease of $7,200.


Financial Condition and Liquidity.

     At September 30, 1998, the Trust held approximately $929,000 in cash and cash equivalents. It invests funds in excess of immediate cash needs in securities of the U.S. government, agencies of the U.S government, and FDIC-insured certificates of deposit. Except for the need to repay $350,000 of short-term debt, of which $250,000 was repaid in October, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1998. No transactions or events have occurred to indicate that funds provided by operations during the balance of 1998 will differ disproportionately from the first three quarters of the year.

     Management believes that the remaining short-term debt can be repaid with funds provided by operations. Other options under consideration include raising equity capital by the private placement of restricted shares of beneficial interest, the long-term financing or refinancing of existing unencumbered or under-encumbered real estate, and the sale of property.

     The Trust intends to continue as a real estate investment trust, and to distribute all of its earnings. Accordingly, no provision has been made for federal income taxes. Cash distributions of $.59 per share were paid in the first nine months of 1998, and on October 1, 1998, the final 1998 quarterly distribution of $.20 per share was declared for payment November 16, 1998 to shareholders of record October 30, 1998.


Inflation.

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 1997 and 1998.


Year 2000 Issue.

     All computer hardware and software in use has been developed or purchased since 1995. Eight-digit date fields are provided in all software in use. The Trust has no systems that interface with another entity. Management believes that the year 2000 issue is unlikely to have a material unique adverse effect on the Trust. The Trust has not estimated the direct or indirect adverse impact which could result from the failure by utility companies and other third party service providers to eradicate year 2000 bugs from their systems.


                               PART II

     Item 6(b). No events occurred during the three months ended September 30, 1998, which would have necessitated the filing of a report on Form 8K.

                         MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at September 30, 1998, and December 31, 1997, and the results of its operations and its cash flow for the three months and nine months ended September 30, 1998, and September 30, 1997, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1997 annual report



                                SIGNATURES

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