Form 10-K
period 1998-12-31
CENTURY REALTY TRUST
filed 1999-03-29
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20259

                            FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998  Commission file number 0-7716

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ___   ___

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $16,725,976, based upon the average bid and asked prices on February 19, 1999.

Shares of Beneficial Interest, no par value--1,547,314 shares outstanding as of February 19, 1999.


PART 1

ITEM 1.  BUSINESS

The principal business of Century Realty Trust, an Indiana business trust, is the ownership of income-producing real properties, which consist of fifteen apartment complexes, two restaurant properties, three commercial properties, and various parcels of undeveloped land which are situated adjacent to rental properties owned by the Trust. In 1997, the Trust expanded its investment options to include the exclusive control of real estate through the use of operating partnerships. Five of the Trust's fifteen apartment properties are owned by operating partnerships. Other than long-term leases on the restaurant properties, the Trust's rental income is derived from short-term leases of units in its various buildings. The residential properties are managed under agreements with independent property management firms. The Trust and its operating partnerships reimburse the management firms for compensation of approximately 65 persons employed at the apartment properties.

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



ITEM 2. PROPERTIES

The following investment properties were owned by the registrant at December 31, 1998:

                                         Year    No. of     1998       Net
Apartments          Location           Acquired  Units  Occupancy   Investment
__________          ________           ________  ______ _________   __________
Park Plaza          Indianapolis, IN     1973     176        89%   $   635,335
Fontenelle          Kokomo, IN           1973     176        96      1,087,435
Park Forest         Marion, IN           1973      64        94        392,064
Chester Heights     Richmond, IN         1973     110        93        377,063
Driftwood Park      Indianapolis, IN     1989      48        91      1,001,104
Regency Royale      Mishawaka, IN        1993     132        92      3,398,810
Creek Bay           Indianapolis, IN     1993     208        94      6,768,036
Eagle Creek         Indianapolis, IN     1994     188        96      5,686,221
Fox Run             Indianapolis, IN     1995     256        84      6,510,751
Charter Oaks        Evansville, IN       1997     192        97      5,025,468
Barcelona*          Kokomo, IN           1997      64        87      1,459,255
Beech Grove*        Jeffersonville, IN   1997     182        94      4,056,689
Hampton Court*      Indianapolis, IN     1997      92        94      1,704,326
Sheffield Square*   New Albany, IN       1997     152        95      4,220,829
West Wind Terrace*  Indianapolis, IN     1997      96        91      1,731,819
                                                _____       ___    ___________
Total Apartments                                2,136        92     44,055,206

* Property is owned by a partnership controlled by the Trust.

                                         Year    Square  Currently     Net
Commercial          Location           Acquired   Feet    Leased    Investment
__________          _________          ________  ______  _________  __________
Office/Warehouse
 401 Industrial Dr. Carmel, IN           1977    38,000      90%   $   303,533
Office Buildings
 1810 E. 62nd St.   Indianapolis, IN     1986    17,000     100        395,665
 3510-20 E. 96th St.Indianapolis, IN     1997    34,000     100      1,521,039
                                                  ______           ___________
Total Commercial                                 89,000              2,220,237

                                         Year    Square    Lease       Net
Restaurants         Location           Acquired   Feet   Expires    Investment
___________         _________          ________  ______  ________   __________
Fortune House       Indianapolis, IN     1979     5,000     2004       427,909
Miami Subs          Orlando, FL          1979     3,500     2004       170,473
                                                  _____                _______
Total Restaurants                                 8,500                598,382
                                                                   ___________
ALL INVESTMENT PROPERTIES                                          $46,873,825
                                                                   ___________
                                                                   ___________

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated, except that in November, 1998, the Internal Revenue Service assessed a $151,400 penalty against the Trust for its alleged failure to correctly and/or timely file information returns regarding dividends that it paid in 1996. The Trust's management believes that the returns in question were submitted timely, were correct when submitted, and that the assessed penalty is unjustified. The Trust is currently pursuing its administrative appeal rights with the Internal Revenue Service and intends to vigorously oppose the penalty assessment. As a result of the uncertainty concerning the ultimate outcome of this matter, no liability has been recorded at December 31, 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded over-the counter. Cash distributions are paid approximately 45 days after the end of each quarter. The high and low published bid prices and distributions for the last two years were:

                                           Distributions
1998                High         Low          Declared
____               ______       ______     _____________
1st Quarter        $12.13       $11.38         $0.19
2nd Quarter         12.13        11.63          0.20
3rd Quarter         12.63        11.94          0.20
4th Quarter         12.63        12.25          0.20

1997
____
1st Quarter        $11.13       $10.63         $0.21
2nd Quarter         11.38        11.13          0.22
3rd Quarter         11.63        11.38          0.22
4th Quarter         11.63        11.63          0.22

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and number of apartments

Years ended December 31,    1998      1997      1996      1995     1994
________________________    ____      ____      ____      ____     ____
Operating Data:
Rental and other
 operating income         $12,885   $ 9,364   $ 8,385   $ 7,761  $ 6,044
Gains on sale of property       -         -         -         -        -
Income before minority
 interest in operating
 partnerships                 990       832     1,022       832      703
Net income                    884       859     1,022       832      703
Cash distributions declared 1,222     1,307     1,192     1,106    1,003
Weighted average number
 of shares outstanding      1,547     1,515     1,454     1,389    1,346
Per share:
  Basic earnings          $  0.57   $  0.57   $  0.70   $  0.60  $  0.52
  Diluted earnings           0.57      0.56      0.69      0.59     0.51
  Distributions declared     0.79      0.87      0.82      0.78     0.75

Balance Sheet Data:
Total real estate
 investments(a)           $57,041   $56,608   $36,261   $36,096  $29,078
Allowances for
 depreciation             (10,167)   (8,641)   (7,476)   (6,511)  (5,663)
Total assets               50,489    51,528    30,538    30,762   24,181
Mortgage and other
 notes payable             35,767    36,478    20,438    20,449   14,607
Total liabilities          38,439    39,124    22,205    22,277   16,022
Minority interest in
 operating partnerships     3,521     3,536         -         -        -
Shareholders' equity        8,529     8,868     8,333     8,485    8,159
Number of shares
 outstanding                1,547     1,547     1,454     1,452    1,382

Other Data:
Cash flow data:
  Cash provided by
   operating activities   $ 2,730   $ 2,098   $ 1,977   $ 1,831  $ 1,440
  Cash (used in)
   investing activities      (637)   (3,299)     (609)   (6,467)  (1,055)
  Cash provided by (used
   in) financing
   activities              (2,130)    1,668    (1,242)    4,711     (586)

Funds from operations(b):
  Income before minority
   interest in operating
   partnerships           $   990   $   832   $ 1,022   $   832  $   703
  Deduct gains on sale
   of property                  -         -         -         -        -
  Add back investment real
   estate depreciation      1,741     1,265     1,111     1,050      862
                          _______   _______   _______   _______  _______
Funds from operations     $ 2,731   $ 2,097   $ 2,133   $ 1,882  $ 1,565
                          _______   _______   _______   _______  _______
                          _______   _______   _______   _______  _______
Apartment units owned(a):
  Owned at December 31      2,136     2,136     1,358     1,358    1,102
  Weighted average number
   of apartments owned
   during the year          2,136     1,503     1,358     1,294    1,055

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

At December 31, 1998 the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. No properties were acquired or sold during 1998. Six of the apartment properties containing 778 units and one commercial property containing 34,000 rentable square feet were acquired during 1997. A detailed description of the real estate acquisitions is contained in Note 3 "Real Estate Transactions" in the financial statements. The properties acquired in 1997 increased the number of apartment units and rentable square feet of commercial property in the Trust's investment real estate portfolio by 57% and 62%, respectively. At December 31, 1998 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%).

The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. The 2,136 apartment units in the portfolio throughout 1998 represents a 42% increase over the weighted average number of units reflected in the 1997 operations. On a weighted average basis, 1,503 apartment units contributed to the Trust's operations in 1997, up 11% from the 1,358 units in operation during 1996.

RESULTS OF OPERATIONS -- 1998

The Trust experienced increases of approximately 38% in income and 39% in expenses related to its real estate operations in 1998. The investment properties acquired in 1997 accounted for 97% of the increase in income and 58% of the increase in expenses. For properties owned during all of 1998 and 1997, rental income increased 1%, representing the net effect of 2.3% higher rental rates offset by a decrease in occupancy to 91.8% from 92.1%. Real estate operating expenses for the same properties increased 3.8%, an amount comparable to management's projected increase of 4%. For the same apartment properties, operating expenses, including real estate taxes (excluding interest and depreciation) amounted to 47.3% and 46.6% of gross possible income for 1998 and 1997, respectively. At December 31, 1998 the occupancy rate for all of the Trust's apartment properties, combined, was 94%. At the end of 1997, the overall apartment occupancy was 92%. The apartment properties owned for all of 1997 and 1998, with few exceptions, experienced lower turnover rates during the year, and ended 1998 with higher occupancy rates. Overall apartment occupancy at the end of 1998, was up from the average during the year primarily due to an increase at the Fox Run apartments, a 256-unit community purchased in 1995. At year-end Fox Run was 91% occupied compared with its average occupancy of 84% for all of 1998.

The Charter Oaks apartments in Evansville, Indiana, which the Trust purchased in mid-1997 was the most improved producer in 1998 among the Trust's investment properties. While still operating below initial expectations, its 1998 funds from operations amounted to more than seven percent, a significant improvement over its 1997 yield of less than one percent of invested capital. The 192-unit apartment property, which experienced an 88.3% occupancy rate during the last half of 1997 averaged 97% in 1998. Operating expenses amounted to 56.2% of gross possible income, a small improvement from 57.1% in 1997. Management believes that a normal expense ratio for Charter Oaks would be 49.5%. Management is confident that the operating expense ratio can be improved in 1999 without a negative impact on occupancy. In contrast to the Charter Oaks property, the 34,000 square foot office property the Trust purchased in 1997, exceeded expectations, both as to occupancy rate and expense ratio in 1997. Its results in 1998 were less impressive due to an increase in operating expenses from 32.8% in 1997 to 38.7% in 1998. The increase resulted primarily from expenses related to tenant turnover. On its equity investment in the office property, the Trust realized a cash return of 7% in 1998 compared with an annualized cash return of 10% in 1997.

Nonresidential properties owned during all of 1998 and 1997, which accounted for 4.6% of total income from operations in 1998, and 3.2% in 1997, experienced a 7.1% ($23,600) increase in total rental income. The increase resulted primarily from higher occupancy rates in 1998, and represented a recovery from a decrease of nearly the same amount reported for the prior year.

During 1998, 21% of the $70,100 of interest income earned by the Trust was derived from the a note receivable, 32% was earned at money market rates on sweep account demand deposit funds and the balance was earned at savings account rates on restricted cash balances. Restricted cash balances consist of tax and insurance escrow deposits and replacement fund balances held by mortgage lenders, and tenant security deposit savings accounts. In 1998, the Trust earned a 4.3% average rate of return on an average total amount of cash and short-term investments of $519,000, exclusive of the restricted cash accounts over which the Trust does not have investment discretion. In 1997, 40% of the interest income earned by the Trust was derived from short-term investments in certificates of deposit and U.S. government agency discount notes. The average rate of return earned in 1997 was 5.2%. The balance of interest income in 1997 was derived, primarily, from the day to day investment of excess cash deposits at money market rates of return that averaged 4.4%.

Interest expense applicable to mortgage loans and short-term borrowings related to the two investment properties purchased during 1997 increased by $237,500 in 1998, while interest expense related to seasoned mortgage loans decreased by $48,000. The balance of the $999,000 increase in interest expense is attributable to long-term mortgage loans on properties owned by the controlled partnerships acquired in November, 1997. During 1998, the Trust obtained a new $6.7 million, ten-year, 6.97% fixed-rate first mortgage loan on its Creek Bay apartment property to repay $5.4 million of mortgage loans on that property with interest rates of 8 7/8% and 9 3/4%. The $1.3 million net proceeds from the new mortgage loan was used to reduce short-term borrowings. For 1998, mortgage interest expense related to Trust-owned properties averaged 8.43% on average outstanding balances of $25.3 million. For 1997, the overall effective interest rate was 8.88% on average outstanding mortgage loan balances of $22.6 million. For partnership-owned properties, the average effective interest rate was 9.04% on average outstanding loan balances of $10.0 million.

At December 31, 1998, with the exception of one $1.1 million variable rate loan, the mortgage notes payable provide for fixed interest rates. Using discounted cash flow analyses based on the Trust's current incremental borrowing rates, the aggregate fair value of those notes at December 31, 1998, was approximately 3% higher than the carrying amount. (See Note 8 to the financial statements).

General and administrative expenses amounted to 4.0% of income from real estate operations in 1998, compared with 4.5% in 1997. Employee compensation cost, which includes payroll taxes and benefits, amounted to $248,000 in 1998, up 2.3% from $242,400 in 1997.

RESULTS OF OPERATIONS -- 1997

The Trust experienced increases of approximately 11% in income and 16% in expenses related to its real estate operations in 1997. The investment properties acquired in 1997 accounted for 98% of the increase in income and 80% of the increase in expenses. For properties owned during all of 1997 and 1996, rental income increased 2%, representing the net effect of 3.3% higher rental rates offset by a decrease in occupancy to 92.8% from 95.4%. Real estate operating expenses for the same properties increased 3.2%, an amount comparable to the increase in rental rates. For the same apartment properties, operating expenses, including real estate taxes (excluding interest and depreciation) amounted to 45.8% and 46.3% of gross possible income for 1997 and 1996, respectively. At December 31, 1997 the occupancy rate for all of the Trust's apartment properties, combined, was 92%. At the end of 1996, the overall apartment occupancy was 95%. The apartment properties owned for all of 1997, with few exceptions, experienced higher turnover rates during the year, and ended 1997 with lower occupancy rates. Management believes that the availability and affordability of single family homes was primarily responsible for the decline in its overall apartment occupancy.

The Charter Oaks apartments in Evansville, Indiana, which the Trust purchased in mid-1997 fell significantly short of expectations in its first six months in the portfolio. On its equity investment in Charter Oaks, the Trust realized an annualized cash return of less than one percent in 1997. The 192-unit apartment property experienced an 88.3% occupancy rate during the last half of 1997 and ended the year 85% occupied. Operating expenses, which included certain nonrecurring start-up costs, amounted to 57.1% of gross possible income. Certain higher-rent units were upgraded and an intensified marketing program was implemented. In contrast to the Charter Oaks property, the 34,000 square foot office property the Trust purchased in 1997 exceeded expectations, both as to occupancy rate and expense ratio. On its equity investment in the office property, the Trust realized an annualized cash return of 10% in 1997.

Nonresidential properties owned during all of 1997 and 1996, which accounted for 3.2% of total income from operations in 1997, and 3.8% in 1996, experienced a 6.8% ($21,500) decrease in total rental income. The decrease in rental income from commercial properties resulted primarily from lower occupancy rates in 1997. In 1996, those properties were 100% leased for nearly the entire year.

During 1997, 40% of the $79,000 of interest income earned by the Trust was derived from the short term investment of funds in discount notes issued by agencies of the U.S government, 22% was earned at money market rates on sweep account demand deposits funds and the balance was earned at savings account rates on restricted cash balances. In 1997, the Trust earned a 4.5% average rate on an average total amount of cash and short-term investments of $1,077,000, exclusive of the restricted cash accounts over which the Trust does not have investment discretion. In 1996, 75% of the interest income earned by the Trust was derived from short-term investments in certificates of deposit and U.S. government agency discount notes. The average rate of return earned in 1996 was 4.9%. The balance of interest income in 1996 was derived, primarily, from day to day investment of excess cash deposits at money market rates of return. The Trust does not believe it is subject to market risk.

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

During 1997, all of the mortgage notes payable provided for fixed interest rates. Using discounted cash flow analyses based on the Trust's incremental borrowing rates, the aggregate fair value of those notes at December 31, 1997, was approximately 5% higher than the carrying amount. (See Note 8 to the financial statements).

General and administrative expenses amounted to 4.5% of income from real estate operations in 1997, compared with 4.7% in 1996. Employee compensation cost, which includes payroll taxes and benefits, amounted to $242,400 in 1997, up 1.3% from $239,300 in 1996.


LIQUIDITY AND SOURCES OF CAPITAL

On January 7, 1999, the Trust declared a $.20 per share cash distribution payable February 15, 1999 to holders of its 1,547,314 outstanding shares of beneficial interest. The cash requirement for that distribution amounts to $309,000. Four of the five partnerships declared surplus cash distributions aggregating $43,000 payable February 25, 1999 to partners of record December 31, 1998. In addition to the cash required for distributions, the Trust may be liable for a penalty related to its dividend information returns for 1996 which it submitted on a computer diskette to the Internal Revenue Service, as required, in February, 1997. Due to a programming error which misplaced the decimal point in a summary record, the Internal Revenue Service rejected the filing and, in November, 1998, assessed a penalty of $151,400, claiming that the Trust did not timely file correct information returns. This contingency is described in Note 10 to the financial statements. Other than the requirement for declared, but unpaid distributions, and the contingency described, management is not aware of any significant transactions or events which would require material expenditures in 1999. The Trust has no other obligations, nor has it made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 1999. At December 31, 1998, the Trust had $745,000 in cash which management believes is sufficient to meet anticipated working capital requirements.

Management expects to continue to operate the Trust as a real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. At December 31, 1998, the Trust had no undistributed earnings and profits. Distributions to shareholders during 1998, which totaled $1,222,000 included all taxable income and earnings and profits for 1998 plus $145,000 designated as return of capital. During 1997, the Trust distributed $1,307,000, of which $315,000 was designated as a return of capital. During 1998, the aggregate surplus cash distributed to the minority interest by the controlled partnerships totaled $145,000.

Due to differences in depreciation rates and carrying values of some properties, reported income for 1998 was 15% lower; for 1997, 10% lower; and, for 1996, 9% lower, than income for income tax purposes.

IMPACT OF INFLATION

Inflation has not had a significant impact on the Trust during 1998, 1997 and 1996.

YEAR 2000 ISSUE

A description of the Trust's state of readiness, evaluation of risks, and contingency plans is contained in Note 11 to the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 7 through 16 of the annual shareholders report for the year ended December
31, 1998, are included as exhibits under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or reported disagreements have occurred which are to be disclosed hereunder.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Identification of Trustees:
                                              Period During
                                              Which He Has   Shares of the
                                              Served As A    Trust Beneficially
                         Principal Occupation Trustee        Owned as of
Name and Address     Age For Past Five Years  (term expires) March 22, 1999
________________     ___ ____________________ ______________ __________________
John I Bradshaw, Jr.  67 President (1998)      1982 to date  96,294 (6.22%)
Indianapolis, IN         Exec. Vice President      (2000)
                         Century Realty Trust
                         Other Directorships:
					None


John W. Adams         50 Vice President        1996 to date   1,700  (.11%)
Indianapolis, IN         Browning Investments, Inc.(2000)
                         Real Estate Development
                         Other Directorships:
                           Brightpoint, Inc.


John A. Wallace       75 Real estate investor  1973 to date  16,500 (1.07%)
Indianapolis, IN         Self employed             (1999)
                         Other directorships:
                              None

Francis M. Hapak      73 Real estate investor  1987 to date  76,605 (4.95%)
Indianapolis, IN         Self employed             (1999)
                         Other directorships:
                              None


King R. Traub         74 Retired March, 1999   1973 to date  19,662 (1.27%)
Indianapolis, IN         Sr. Vice Pres. (1998)     (2001)
                         David A. Noyes & Company
                         Securities Brokerage
                         Prior to 1998, President
                         Traub and Company, Inc.
                         Securities Brokerage
                         Other directorships:
					None


John I. Bradshaw, Jr. is sole owner of 43,935 shares and shares voting and investment power with respect to 52,359 shares owned by trusts for his children and his sister.


John A. Wallace is the sole owner of 15,000 shares and shares voting and investment power with respect to 1,500 shares owned by Brenda L. Wallace, his wife.


Francis M. Hapak is the sole owner of 38,392 shares and shares voting and investment power with respect to 38,213 shares owned by Charlotte H. Hapak, his wife.


King R. Traub is sole owner of 13,579 shares and shares voting and investment power with respect to 6,083 shares owned by Jane
C. Traub, his wife.




        (b) Identification of officers:

Name                       Age   Office(s) Held
________________________   ___  ________________________________________
Francis M. Hapak            73   Chairman of the Board (since 1998)
John I. Bradshaw, Jr.       67   President (since 1998)
                                 Executive Vice President (1973 to 1998)
                                 Secretary (1979 to 1998),Treasurer
                                 (since 1996) and Trustee

John W. Adams               50   Secretary (since 1998) andTrustee

John I. Bradshaw, Jr. is the only salaried officer of the Trust and serves as its Chief Executive Officer. The Trust has no executive officers other than those individuals listed.


ITEM 11. EXECUTIVE COMPENSATION

        (b) Summary Compensation Table:

                                    Annual Compensation
                             ________________________________
                                                                  Long-Term
Name and                                             Other      Compensation
Principal                                           Compen-          Awards
Position              Year   Salary($)   Bonus($)   sation($)       Options(#)
_____________________ ____   _________   ________   _________    ______________
John I. Bradshaw, Jr. 1998   99,000         -         2,307*           -
 President (1998)     1997   99,000         -         1,942*           -
 Exec.. Vice Pres.    1996   99,000         -         1,513*           -
 Chief Exec. Officer
 * Compensation equivalent of club dues paid on behalf of individual.


         (c) Option grants in the last fiscal year:  None


         (d) Option exercises in the last fiscal year and fiscal year end option value:


                                                             Value of
                                                             Unexercised
                                           Unexercised       In the Money
                     Shares                Options at Fiscal Options at Fiscal
                     Acquired on  Value    Year End (#)      Year End**
Name                 Exercise (#) Realized (All Exercisable) (All Exercisable)
____________________ ____________ ________ _________________ _________________
John W. Adams           None        None       4,300          $15,050


**Value is based on $13.00 per share, the average of the published over-the-counter bid ($12.25) and asked ($13.75) prices at December 31, 1998.

The option for 4,300 shares held by John W. Adams will expire
April 30, 1999. The option is exercisable at any time until the expiration date. Upon exercise, shares in treasury, to the extent available, will be issued.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security ownership of certain beneficial owners:

                        Name and Address     Amount and Nature
                          of Beneficial         of Beneficial   Percent
Title of Class                Owner               Ownership     of Class
___________________  ______________________  _________________  ________
Shares of            John I. Bradshaw, Jr.        96,294          6.2%
Beneficial Interest  320 N. Meridian Street
                     Indianapolis, IN 46204

Shares of            Murray R. Wise               80,812          5.2%
Beneficial Interest  2407 S. Neil Street
                     P.O. Box 3009
                     Champaign, IL 61812

John I. Bradshaw, Jr. is sole owner of 43,935 shares and shares voting and investment power with respect to 52,359 shares owned by trusts for his children and his sister.

The source of information regarding beneficial ownership by Murray R. Wise is a Schedule 13G, dated October 28, 1998. The
Schedule 13G reflects that Mr. Wise has sole voting power and sole investment power for all of the shares.


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


                                    CENTURY REALTY TRUST


Date:  3/25/99                      By: S/ JOHN I. BRADSHAW, JR.
                                        President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  3/25/99                          S/ DAVID F. WHITE
                                        Controller


Date:  3/25/99                          S/ JOHN W. ADAMS
                                        Trustee


Date:
       _______                          ______________________
                                        King R. Traub, Trustee

Date:  3/29/99                          S/ FRANCIS M. HAPAK
                                        Trustee, Chairman




Date:  3/29/99                          S/JOHN A. WALLACE
                                        Trustee


ITEM 14(A)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                       SCHEDULES


The following financial statements of Century Realty Trust and Subsidiaries are included herein and in the annual report of the Registrant to its shareholders for the year ended December 31, 1998:

     Consolidated balance sheets - December 31, 1998 and 1997

     Consolidated statements of income - Years ended December 31,
                                         1998, 1997 and 1996

     Consolidated statements of cash flows - Years ended December 31,
                                             1998, 1997 and 1996

     Consolidated statements of shareholders' equity - Years ended December
                                                       31, 1998, 1997 and 1996

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


                  CONSENT OF INDEPENDENT AUDITORS

Board of Trustees
Century Realty Trust

We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Century Realty Trust of our report dated
February 17, 1999, included in the 1998 Annual Report to
Shareholders of Century Realty Trust.

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

                                            S/ ERNST & YOUNG LLP
Indianapolis, Indiana
February 17, 1999



Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                           December 31
                                                       1998          1997
                                                    ___________   ___________
Assets
Real estate investments:
  Land                                               $3,776,383    $3,776,383
  Buildings                                          51,642,208    51,276,043
  Equipment                                           1,273,636     1,154,128
  Allowances for depreciation                       (10,166,811)   (8,641,330)
                                                    ___________   ___________
                                                     46,525,416    47,565,224
  Net investment in direct financing leases             348,409       401,677
                                                    ___________   ___________
                                                     46,873,825    47,966,901
Cash and cash equivalents                               744,901       782,631
Restricted Cash                                       1,052,003     1,028,324
Stort-term investments
Accounts and accrued interest receivable                474,079       415,182
Unamortized management contracts                        579,895       650,475
Unamortized mortgage costs                              539,979       467,705
Undeveloped land                                         99,675        99,675
Other assets                                            125,048       117,195
                                                    ___________   ___________
                                                    $50,489,405   $51,528,088
                                                    ___________   ___________
                                                    ___________   ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                      $100,000    $1,650,000
  Mortgage notes payable                             35,667,408    34,828,474
  Accounts payable and accrued liabilities              425,068       465,733
  Accrued Interest                                      264,779       241,679
  Accrued State income and property taxes             1,454,464     1,455,212
  Tenants' security deposits and unearned rent          527,642       483,362
                                                    ___________   ___________
                                                     38,439,361    39,124,460

Minority interest in operating partnerships           3,520,925     3,535,693

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,553,528, including
    6,214 shares in treasury                          6,758,619     6,758,619
  Undistributed income other than from
   gain on the sale of real estate                      496,940       835,756
  Undistributed net realized gain from the
   sale of real estate                                1,316,078     1,316,078
  Cost of treasury shares                               (42,518)      (42,518)
                                                    ___________   ___________
                                                      8,529,119     8,867,935
                                                    ___________   ___________
                                                    $50,489,405   $51,528,088
                                                    ___________   ___________
                                                    ___________   ___________
See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                              Year ended December 31
                                           1998         1997         1996
                                       __________   __________   __________
Income:
Real estate operations:
  Rental Income                       $12,470,119   $9,076,399   $8,120,197
  Income from direct
   financing leases                        50,897       53,466       60,849
  Other income                            253,709      155,179      162,266
                                       __________   __________   __________
                                       12,774,725    9,285,044    8,343,312
  Less:
    Real estate operating expenses      4,966,967    3,528,637    3,012,292
    Depreciation                        1,753,216    1,270,519    1,113,618
    Real estate taxes                   1,267,304      960,150      842,349
                                       __________   __________   __________
                                        7,987,487    5,759,306    4,968,259
                                       __________   __________   __________
                                        4,787,238    3,525,738    3,375,053
Interest income                            70,118       79,253       41,420
                                       __________   __________   __________
                                        4,857,356    3,604,991    3,416,473
Expenses:
Interest                                3,201,369    2,202,376    1,860,759
State income taxes                        150,100      151,395      144,240
General and administrative expenses       515,558      419,152      389,004
                                       __________   __________   __________
                                        3,867,027    2,772,923    2,394,003
                                       __________   __________   __________
Income before minority interest
 in operating partnerships                990,329      832,068    1,022,470

Minority interest in operating
 partnerships                            (106,767)      26,879            -
                                       __________   __________   __________
Net income                               $883,562     $858,947   $1,022,470
                                       __________   __________   __________
                                       __________   __________   __________
Earnings per share:

  Basic earnings per share                  $0.57        $0.57        $0.70

  Diluted earnings per share                $0.57        $0.56        $0.69


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Shareholders' Equity
                                                        Undistributed Unrealized
                                                        Income Other         Net
                                  Outstanding              Than From    Realized
                                  Shares of   Shares of      Gain on   Gain from     Cost of
                                  Benefical   Benefical      Sale of     Sale of    Treasury
                                   Interest    Interest  Real Estate Real Estate      Shares       Total
                                  _________  __________   __________  __________  __________  __________
Balance at December 31, 1995      1,451,939  $6,245,289   $1,453,788  $1,316,078   ($529,704) $8,485,451
  Net income for 1996                     -           -    1,022,470           -           -   1,022,470
  Dividends ($.82 per share)              -           -   (1,192,230)          -           -  (1,192,230)
  Stock options exercised             2,000       3,815            -           -      13,685      17,500
                                  _________  __________   __________  __________  __________  __________
Balance at December 31, 1996      1,453,939   6,249,104    1,284,028   1,316,078    (516,019)  8,333,191
  Net income for 1997                     -           -      858,947           -           -     858,947
  Dividends ($.87 per share)              -           -   (1,307,219)          -           -  (1,307,219)
  Shares issued for real estate
   acquisition                       24,175     274,991            -           -           -     274,991
  Treasury shares sold               48,000     193,560            -           -     328,440     522,000
  Stock options exercised            21,200      40,964            -           -     145,061     186,025
                                  _________  __________   __________  __________  __________  __________
Balance at December 31, 1997      1,547,314   6,758,619      835,756   1,316,078     (42,518)  8,867,935
  Net income for 1998                     -           -      883,562           -           -     883,562
  Dividends ($.79 per share)              -           -   (1,222,378)          -           -  (1,222,378)
                                  _________  __________   __________  __________  __________  __________
Balance at December 31, 1998      1,547,314  $6,758,619     $496,940  $1,316,078    ($42,518) $8,529,119
                                  _________  __________   __________  __________  __________  __________
                                  _________  __________   __________  __________  __________  __________


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                               Year ended December 31
                                             1998        1997       1996
                                         __________  __________  __________
Operating Activities
Net income                                 $883,562    $858,947  $1,022,470
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization          1,805,010   1,304,744   1,142,300
   Minority interest                        106,767     (26,879)        -
   Changes in operating assets
    and liabilities:
     Restricted cash                        (23,680)    (78,045)    (30,719)
     Accounts and accrued income
      receivable                            (99,945)    (77,165)    (25,430)
     Other assets                             7,880      11,697     (60,547)
     Accounts payable and accrued
      liabilities                             5,963     147,471     (40,842)
     Tenants' security deposits and
      unearned rent                          44,280     (42,845)    (30,323)
                                         __________  __________  __________
Net cash provided by operations           2,729,837   2,097,925   1,976,909

Investing Activities:
Investment in short term investments            -    (2,474,313) (2,567,768)
Proceeds from maturities of short term
 investments                                    -     3,065,306   2,270,721
Acquisition of real estate, net of
 debt assumed                                   -    (2,858,857)        -
Purchase of property and improvements      (690,672)   (422,483)   (352,450)
Purchase of management contracts                -      (650,475)        -
Lease principal payments received            53,268      41,913      40,387
                                         __________  __________  __________
Net cash used in investing activities      (637,404) (3,298,909)   (609,110)

Financing Activities:
Net short-term bank
 borrowings (repayments)                 (1,550,000)  1,650,000    (700,762)
Net proceeds from mortgage
 notes payable                            6,689,609   1,126,684   2,982,530
Principal payments on mortgage
 notes payable                           (5,910,838)   (518,152) (2,360,377)
Sale of treasury shares                         -       708,025      17,500
Distribution to minority interest          (145,321)        -           -
Dividends paid to shareholders           (1,213,613) (1,298,279) (1,181,282)
                                         __________  __________  __________
Net cash provided by (used in)
 financing activities                    (2,130,163)  1,668,278  (1,242,391)
                                         __________  __________  __________
Net increase (decrease) in cash
 and cash equivalents                       (37,730)    467,294     125,408
Cash and cash equivalents
 at beginning of year                       782,631     315,337     189,929
                                         __________  __________  __________
Cash and cash equivalents
 at end of year                            $744,901    $782,631    $315,337
                                         __________  __________  __________
                                         __________  __________  __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities
 were as follows:
   Liabilities assumed in connection
    with acquisition of real estate             -   $13,761,000         -

See accompanying notes.


Century Realty Trust
Notes to Consolidated Financial Statements
December 31, 1998

1. Significant Accounting Policies

Organization and Management Agreements:

Century Realty Trust (the Trust) commenced operations under a Plan of Reorganization as of January 1, 1973, as the successor in interest to American National Trust and Republic National Trust. Charter Oaks Associates, LLC and CR Management, Inc. were formed as wholly-owned subsidiaries in 1997. CR Management, Inc. is the manager and sole general partner of five partnerships, each of which owns one apartment property as its principal asset. As the sole general partner and pursuant to each partnership agreement, the Trust has full, exclusive and complete responsibility and discretion in the management and control of each of these five partnerships. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partner to replace the general partner.
 Interests held by limited partners in the five real estate partnerships are controlled by the Trust and are reflected as minority interests in operating partnerships. Charter Oaks Associates, LLC holds title to the Charter Oaks apartments in Evansville, Indiana, which the Trust purchased in 1997.

The residential rental properties owned and controlled by the Trust are managed under agreements with independent property management firms. The agreements provide for management fees based generally on gross rental collections.

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

Unamortized Management Contracts:

Unamortized management contracts represents the allocation of the purchase price related to the Porter Portfolio acquisition identifiable with obtaining management of those properties (See
Note 3). Amortization is computed by the straight-line method for a 10 year period which is the number of years the limited partners, in the five controlled partnerships, have to exchange their operating partnership units (O.P. units) into shares of beneficial interest of the Trust.

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

Treasury Shares:

Treasury shares are carried at cost and shares reissued are removed based on average cost. The difference between proceeds received on reissuance and the average cost is credited or charged to Shares of Beneficial Interest.

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


2.  Real Estate Investments

Real estate investments consist principally of apartments and commercial properties in Indiana. In connection with these properties, the Trust is principally a lessor using short-term operating leases except for two restaurant properties which it leases to the operators using long-term agreements expiring in 1999 and 2004. In addition to specified minimum payments, the restaurant leases provide for contingent rentals based upon percentage of gross receipts derived by the lessees. The Trust has no obligation to grant purchase options to the lessees.

The Trust's net investment in direct financing leases consists of:

                                               1998        1997
                                          ___________   __________
Minimum lease payments receivable            $393,992     $498,157
Estimated unguaranteed residual values        101,484      101,484
Unearned income                              (147,067)    (197,964)
                                          ___________   __________
Net investment                               $348,409     $401,677
                                          ___________   __________
                                          ___________   __________


At December 31, 1998 future minimum lease payments receivable from direct financing leases are $69,024 for 1999, $66,095 for 2000 through 2003, and $60,587 for 2004. Also, at December 31, 1998, future minimum lease payments receivable from noncancelable operating leases are $20,120 for 1999, $18,905 for 2000 through 2003, and $17,329 for 2004.

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

In November, 1997, the Trust, through its wholly-owned subsidiary, CR Management, Inc., acquired from a single unrelated seller, the general partner interest in five limited partnerships (the "Porter Portfolio") each of which owned as its principal asset, a single apartment property. CR Management, Inc. paid, in cash, $687,500 for its one percent general partner interest and management rights to the properties and $245,000 for acquisition and organization. The acquisition resulted in creating five new partnerships which issued, in the aggregate, approximately 286,908 O.P. units to the selling partnerships for their contribution of net assets to the newly-formed partnerships.

The acquisition agreement provides that the Trust will use its best efforts to grant to each beneficial owner of O.P. units, commencing two years after closing, the right to exchange those units on a one for one basis, for shares of beneficial interest of the Trust. Such exchange rights would exist for at least eight years, at which time the Trust could, at its option, require the exchange of any remaining outstanding O.P. units. At the date of acquisition, the market value of the Trust's shares of beneficial interest was $11.625 per share. The share-equivalent value of the 286,908 O.P. units ($3.3 million) plus the cash investment of $923,500 represents the approximate purchase price for the exclusive management rights and the real estate and other assets less assumed mortgage debt and other liabilities of the operating partnerships.

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

    Date                                             Number    Year
  Acquired    Property            Location          of Units   Built
  _______ __________________ ______________________ ________  ______
   11/97  Barcelona          Kokomo, Indiana             64     1971
   11/97  Beech Grove        Jeffersonville, Indiana    182     1973
   11/97  Hampton Court      Indianapolis, Indiana       92     1980
   11/97  Sheffield Square   New Albany, Indiana        152     1974
   11/97  West Wind Terrace  Indianapolis, Indiana       96     1967

4.  Short-term Debt

In April 1997, the Trust obtained an unsecured line of credit for $2,500,000 from a bank. As of December 31, 1998 and 1997, the Trust had borrowed $100,000 and $1,650,000, respectively, which it expects to repay from funds provided by operations. The line of credit rate of interest was 7.4% and 7.9% at December 31, 1998 and 1997, respectively.

At December 31, 1998 and 1997, approximately $539,000 and
$642,000, respectively, in bank deposit accounts represent collateral for the short-term debt.


5.  Mortgage Notes Payable

Mortgage notes applicable to properties owned by the Trust are payable in monthly installments, including interest at rates ranging from 7% to 9 3/4% per annum, and mature from December 1, 2000 to August 1, 2008. At December 31, 1998 and 1997, mortgage notes payable by the Trust amounted to $25,805,261 and $24,868,704 respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 1998 are: 1999, $495,583; 2000, $3,946,526; 2001, $428,526;
2002, $1,504,969; 2003, $1,692,690 and thereafter, $17,736,967.

Mortgage notes applicable to properties included in the Porter Portfolio controlled by the Trust are payable in monthly installments, including interest at rates ranging from 8 1/8% to 8 7/8% per annum, and mature from June 1, 2006 to May 1, 2030. At December 31, 1998 and 1997, mortgage notes payable by partnerships controlled by the Trust amounted to $9,862,147 and $9,959,770 respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 1998 are: 1999, $103,195; 2000, $112,555; 2001, $122,544; 2002,
$110,213; 2003, $113,160; and thereafter $9,300,480.

Cash paid for interest was $3,077,610, $2,093,275, and $1,860,237 for years ended December 31, 1998, 1997, and 1996, respectively.

At December 31, 1998, approximately $30,600,000 of the owned real estate investments, and $13,000,000 of controlled real estate investments, after allowances for depreciation, represent collateral for the mortgage notes payable.


6.  Shareholder Rights Plan

In 1989, the Board of Trustees adopted a Shareholder Rights Plan and distributed as a dividend one purchase right (a "Right") for each outstanding share of beneficial interest. At December 31, 1998 there were 1,547,314 Rights outstanding.

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


7.  Stock Options

In 1994, the Board of Trustees granted each of the then five members of the Board an option to purchase up to 5,000 shares of beneficial interest of the Trust. The options were exercisable on or before March 21, 1997, at a price of $8.75 per share, the fair market value at the date of grant. In 1996, the Board granted an option to purchase 5,000 shares to a newly-elected trustee. That option is exercisable on or before April 30, 1999 at a price of $9.50 per share, the fair market value at the date of grant. In 1996, options for 2,000 shares were exercised at $8.75 per share. In 1997, options for 21,200 shares were exercised, 20,500 at $8.75 per share and 700 at $9.50 per share.
 Options for 1,500 shares expired unexercised on March 21, 1997. Options for 4,300 shares were unexercised at December 31, 1998.


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

The carrying amounts and fair values of the Trust's financial instruments are as follows:

                                             December 31, 1998

                                    Carrying Amount         Fair Value
                                    ________________     ______________
Cash and cash equivalents            $    744,901          $   745,000
Restricted cash                         1,052,003            1,052,000
Short-term debt	                          100,000              100,000
Mortgage notes payable                 35,667,408           36,718,000


                                              December 31, 1997

                                    Carrying Amount         Fair Value
                                    ________________      _____________
Cash and cash equivalents            $   782,631          $    783,000
Restricted cash                        1,028,324             1,028,000
Short-term debt        	               1,650,000             1,650,000
Mortgage notes payable                34,828,474            36,686,000


9. Earnings Per Share

A reconciliation of the numerator and denominator of the earnings per share computation is as follows:

                                        1998         1997        1996
                                     __________   __________  __________
Numerator:
  Numerator for basic and diluted
   earnings per share                $  883,562   $  858,947  $1,022,470
                                     __________   __________  __________
                                     __________   __________  __________
Denominator:
  Denominator for basic earnings per
   share-weighted average shares      1,547,314    1,515,436   1,453,660
  Effect of dilutive securities:
     Stock options                        3,335        6,320      23,018
                                     __________  ___________  __________
Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions                         1,550,649    1,521,756   1,476,678
                                     __________   __________  __________
                                     __________   __________  __________

Basic earnings per share             $      .57   $      .57   $     .70
                                     __________   __________  __________
                                     __________   __________  __________
Diluted earnings per share           $      .57   $      .56   $     .69
                                     __________   __________  __________
                                     __________   __________  __________


Shareholder rights have not been included in the earnings per share calculation because they would be anti-dilutive at December 31, 1998, 1997 and 1996.

10. Contingent Liability

On November 30, 1998, the Internal Revenue Service assessed a $151,400 penalty against the Trust for its alleged failure to correctly and/or timely file information returns regarding dividends that it paid in 1996. The Trust's management believes that the returns in question were submitted timely, were correct when submitted and that the assessed penalty is unjustified.
The Trust is currently pursuing its administrative appeal rights with the Internal Revenue Service and intends to vigorously oppose the penalty assessment. As a result of the uncertainty concerning the ultimate outcome of this matter, no liability has been recorded at December 31, 1998.

11. Year 2000 Readiness (Unaudited)

The Trust completed an assessment of its Year 2000 exposure in 1998 and concluded that it has no significant exposure in non-information systems. None of the Trust's investment properties has centralized or automated utility, communications or security systems. None of its properties has elevator or escalator equipment. Security lighting is regulated by photo electric cells and heating systems are regulated by heat-sensitive thermostats. Computerized information systems used in accounting and word processing are all based on personal computers, either as stand-alone units or in hard-wired networks. The Trust has no computer systems that interface with another entity. None of the Trust's computer information systems is considered critical to the conduct of its business.

The principal independent property management firm that manages most of the Trust's investment properties completed its software assessment in 1998 and concluded that all software in use is Year 2000 compliant. That firm is moving to new offices, and will reconfigure its computer network in the second quarter of 1999. It is planning to upgrade some hardware at that time and have all of its equipment certified to be Year 2000 compliant by a qualified independent consultant.

Substantially all hardware used in the Trust's operations has been purchased new within the last five years. All accounting and information processing software in use is well-known, commercially available, and purchased within the last five years. The Trust uses custom-written software for its investors records, distribution payments, and tax reporting. All custom software in use was developed within the last three years and certified by the developer to be Year 2000 compliant.

Due to the use of relatively modern equipment, relatively simple and readily available software, and the absence of critical systems, the cost and organizational involvement required to assess the Trust's state of readiness for the Year 2000 has been immaterial. No remediation requirements have been identified to date and none are expected.

Apartment properties comprise the majority of the Trust's invested assets and account for most of its revenue. The Trust's profitability in the short run and its survival in the long run, depends upon the ability and willingness of the residents of its apartments to pay rent when due. The most likely worst case scenario related to the Year 2000 for the Trust is that the residents of its apartments may be unwilling or unable to pay rent. Disruption in electric, heat and/or water service could prompt some residents to temporarily withhold part or all rent due the Trust. Lost wages or payroll delays due to Year 2000 problems encountered by residents' employers or others upon whom those employers depend could jeopardize the ability of some residents to pay rent.

In the event that unforeseen Year 2000 problems arise in the accounting systems used by the Trust and/or its independent management firms, essential functions will be done manually. Non-essential functions will be curtailed until corrective measures are implemented. Contingency plans with respect to the "most likely worst case scenario" have not been finalized. The objective of such contingency planning is to enable the Trust, in spite of a substantial temporary decrease in revenue, to meet its debt service and payroll obligations in January, 2000 and beyond, if necessary.


Report of Ernst & Young,  Independent Auditors

Board of Trustees
Century Realty Trust

We have audited the accompanying consolidated balance sheets of Century Realty Trust and Subsidiaries (the "Trust") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Realty Trust and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG LLP

February 17, 1999
Indianapolis, Indiana



SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
CENTURY REALTY TRUST
December 31, 1998


                                               Col. B        Col. C                     Col. D
                                                                                   Cost Capitalized
                                                          Initial Cost to Company    Subsequent to Acquisition
                                                          _________________________  _______________________
                                                                         Buildings
                                                                            and                     Carrying
                Description                 Encumbrances      Land     Improvements  Improvements    Costs
_______________________________________ ________________  ___________  _____________ _____________ _________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN       First mortg       $56,700      $852,500      $360,681     ---
  Park Forest (64), Marion, IN              First mortg        57,800       517,200       610,795     ---
  Fontenelle (176), Kokomo, IN                  None          128,000     1,622,000     1,444,949     ---
  Park Plaza I (88), Indianapolis, IN           None           37,655       693,295       336,990     ---
  Park Plaza II (96), Indianapolis, IN          None           47,345       871,705           ---     ---
  Driftwood Park (48), Indianapolis, IN     First mortg       117,000     1,168,308       138,968     ---
  Regency Royale (132), Mishawaka, IN       First mortg       125,000     3,638,499       124,856     ---
  Creek Bay (208), Indianapolis, IN         First mortg       340,940     7,101,480        88,067     ---
  Eagle Creek Park (188), Indianapolis, IN  First mortg       378,000     5,679,172       335,641     ---
  Fox Run (256), Indianapolis, IN           First mortg       398,000     6,446,469       202,905     ---
  Charter Oaks (192), Evansville, IN        First mortg       241,500     4,851,716        52,034     ---
  Barcelona (64), Kokomo, IN                First mortg        59,200     1,350,384        64,189     ---
  Beech Grove (182), Jeffersonville, IN     First mortg       469,000     3,612,360         2,089     ---
  Hampton Court (92), Indianapolis, IN      First mortg       225,600     1,481,900        12,441     ---
  Sheffield Square (152), New Albany, IN    First mortg       227,000     4,020,424        37,690     ---
  West Wind Terrace (96), Indianapolis, IN  First mortg       136,700     1,610,241         4,772     ---
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN     First mortg        54,000       446,075       138,314     ---
  Office (17,000), Indianapolis, IN             None           71,500       457,818        48,253     ---
  Office (34,000), Indianapolis, IN         First mortg       348,725     1,184,344        39,429     ---
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL              None          113,479          ---           ---      ---
  Fortune House (5,000), Indianapolis, IN       None          136,494          ---           ---      ---
                                                           __________   ___________    __________  _________
                                                            3,769,638    47,605,890     4,043,063     ---
Equipment--various locations                    None             ---        492,266       781,370     ---
                                                           __________   ___________    __________  _________
                            TOTAL REAL ESTATE INVESTMENTS  $3,769,638   $48,098,156    $4,824,433     ---
                                                           __________   ___________    __________  _________
                                                           __________   ___________    __________  _________

Undeveloped land - various locations            None          $99,675          ---           ---      ---
                                                           __________   ___________    __________  _________
                                                           __________   ___________    __________  _________



                                                         Col. E
                                                    Gross Amount at Which
                                                  Carried at Close of Period
                                             _____________________________________
                                                         Buildings
                                                            and
                Description                    Land     Improvements      Total
______________________________________       _________  ___________  _____________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN          $63,445    $1,206,436    $1,269,881
  Park Forest (64), Marion, IN                  57,800     1,127,995     1,185,795
  Fontenelle (176), Kokomo, IN                 128,000     3,066,949     3,194,949
  Park Plaza I (88), Indianapolis, IN           37,655     1,030,285     1,067,940
  Park Plaza II (96), Indianapolis, IN          47,345       871,705       919,050
  Driftwood Park (48), Indianapolis, IN        117,000     1,307,276     1,424,276
  Regency Royale (132), Mishawaka, IN          125,000     3,763,355     3,888,355
  Creek Bay (208), Indianapolis, IN            340,940     7,189,547     7,530,487
  Eagle Creek Park (188), Indianapolis, IN     378,000     6,014,813     6,392,813
  Fox Run (256), Indianapolis, IN              398,000     6,649,374     7,047,374
  Charter Oaks (192), Evansville, IN           241,500     4,903,750     5,145,250
  Barcelona (64), Kokomo, IN                    59,200     1,414,573     1,473,773
  Beech Grove (182), Jeffersonville, IN        469,000     3,614,449     4,083,449
  Hampton Court (92), Indianapolis, IN         225,600     1,494,341     1,719,941
  Sheffield Square (152), New Albany, IN       227,000     4,058,114     4,285,114
  West Wind Terrace (96), Indianapolis, IN     136,700     1,615,013     1,751,713
Commercial (square feet
  Office/Warehouse (38,000), Carmel, IN         54,000       584,389       638,389
  Office (17,000), Indianapolis, IN             71,500       506,071       577,571
  Office (34,000), Indianapolis, IN            348,725     1,223,773     1,572,498
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL             113,479          ---        113,479
  Fortune House (5,000), Indianapolis, IN      136,494          ---        136,494
                                            __________   ___________   ___________
                                             3,776,383    51,642,208    55,418,591
Equipment--various locations                      ---      1,273,636     1,273,636
                                            __________   ___________   ___________
               TOTAL REAL ESTATE INVESTMENS $3,776,383   $52,915,844   $56,692,227 (A)
                                            __________   ___________   ___________
                                            __________   ___________   ___________

Undeveloped land - various locations           $99,675  $                  $99,675 (B)
                                            __________   ___________   ___________
                                            __________   ___________   ___________




                                              Col. F         Col. G      Col. H        Col.I

                                                                                     Life on Which
                                                                                     Depreciation in
                                                                                     Latest Income
                                            Accumulated     Date of       Date       Statements
                Description                 Depreciation   Construction  Acquired    Is Computed
___________________________________________ _____________  ___________  __________  _____________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN       $  912,477          1965    01/73        31 years
  Park Forest (64), Marion, IN                 797,101          1962    01/73        31 years
  Fontenelle (176), Kokomo, IN               2,172,312          1966    01/73        29 years
  Park Plaza I (88), Indianapolis, IN          703,934          1965    01/73        33 years
  Park Plaza II (96), Indianapolis, IN         679,929          1967    01/73        33 years
  Driftwood Park (48), Indianapolis, IN        436,152          1963    09/89        28 years
  Regency Royale (132), Mishawaka, IN          529,235          1983    06/93        40 years
  Creek Bay (208), Indianapolis, IN            913,093          1992    12/93        40 years
  Eagle Creek Park (188), Indianapolis, IN     749,565          1974    03/94        40 years
  Fox Run (256), Indianapolis, IN              637,067          1974    03/95        40 years
  Charter Oaks (192), Evansville, IN           183,761          1984    06/97        40 years
  Barcelona (64), Kokomo, IN                    40,176          1971    11/97        33 years
  Beech Grove (182), Jeffersonville, IN        102,565          1973    11/97        33 years
  Hampton Court (92), Indianapolis, IN          42,358          1980    11/97        33 years
  Sheffield Square (152), New Albany, IN       115,301          1974    11/97        33 years
  West Wind Terrace (96), Indianapolis, IN      45,810          1967    11/97        33 years
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN        334,856          1972    10/77        33 years
  Office (17,000), Indianapolis, IN            181,906          1966     7/86        33 years
  Office (34,000), Indianapolis, IN             51,459          1975     5/97        40 years
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL                ---           1978     1/79          N/A
  Fortune House (5,000), Indianapolis, IN         ---           1979    11/79          N/A
                                            ___________
                                             9,629,057
Equipment--various locations                   537,754        Various  Various      3-15 years
                                            ___________
           TOTAL REAL ESTATE INVESTMENTS   $10,166,811 (A)
                                           ___________
                                           ___________
Undeveloped land - various locations             ---             N/A     1/73          N/A
                                           ___________
                                           ___________



(A) The aggregate carrying value for tax purposes is $41,661,772
(B) The aggregate carrying value for tax purposes is $72,522


SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

CENTURY REALTY TRUST

December 31, 1998

                                                           Total Land,
                                               Buildings     Buildings
                                                     and           and                Accumulated  Undeveloped
                                      Land  Improvements  Improvements    Equipment  Depreciation        Land
                                __________  ____________  ____________   __________   ___________  ___________
Balance December 31, 1995       $2,068,658   $32,778,431   $34,847,089     $765,401    $6,511,045     $99,675
   Additions:
      Improvements                    ---        251,307       251,307      101,144          ---         ---
      Depreciation                    ---           ---           ---          ---      1,110,493        ---
   Deductions:
      Fully amortized costs           ---        117,065       117,065       28,291       145,356        ---
                                __________   ___________   ___________   __________   ___________    ________
Balance December 31, 1996        2,068,658    32,912,673    34,981,331      838,254     7,476,182      99,675
   Additions:
      Acquisitions               1,707,725    18,111,370    19,819,095      245,845          ---         ---
      Improvements                    ---        317,366       317,366      105,117          ---         ---
      Depreciation                    ---           ---           ---          ---      1,265,602        ---
   Deductions:
      Fully amortized costs           ---         65,366        65,366       35,088       100,454        ---
                                __________   ___________   ___________   __________   ___________    ________
Balance December 31, 1997       $3,776,383   $51,276,043   $55,052,426   $1,154,128    $8,641,330     $99,675
   Additions:
      Improvements                    ---        440,443       440,443      189,934          ---         ---
      Depreciation                    ---           ---           ---          ---      1,670,185        ---
   Deductions:
      Fully amortized costs           ---         74,278        74,278       70,426       144,704        ---
                                __________   ___________   ___________   __________   ___________    ________
Balance December 31, 1998       $3,776,383   $51,642,208   $55,418,591   $1,273,636   $10,166,811     $99,675
                                __________   ___________   ___________   __________   ___________    ________
                                __________   ___________   ___________   __________   ___________    ________
