Form 10-Q
period 1999-03-31
CENTURY REALTY TRUST
filed 1999-05-12
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D.C. 20549

                              FORM 10Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999           Commission File Number 0-7716


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




Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                    March         December
                                                   31, 1999       31, 1998
                                                 ___________    ___________
Assets
Real estate investments:
  Land                                            $3,776,383     $3,776,383
  Buildings                                       51,736,198     51,642,208
  Equipment                                        1,309,823      1,273,636
  Allowances for depreciation                    (10,582,497)   (10,166,811)
                                                 ___________    ___________
                                                  46,239,907     46,525,416
  Net investment in direct financing leases          284,605        348,409
                                                 ___________    ___________
                                                  46,524,512     46,873,825
Cash and cash equivalents                            721,820        744,901
Restricted Cash                                    1,344,087      1,052,003
Accounts and accrued income receivable               879,373        474,079
Unamortized management contracts                     563,637        579,895
Unamortized mortgage costs                           528,464        539,979
Undeveloped land                                      99,675         99,675
Other assets                                         106,613        125,048
                                                 ___________    ___________
                                                 $50,768,181    $50,489,405
                                                 ___________    ___________
                                                 ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                   $100,000       $100,000
  Mortgage notes payable                          35,528,649     35,667,408
  Accounts payable and accrued liabilities           507,777        425,068
  Interest                                           263,540        264,779
  State income and property taxes                  1,900,604      1,454,464
  Tenants' security deposits and unearned rent       497,210        527,642
                                                 ___________    ___________
                                                  38,797,780     38,439,361

Minority interest in operating partnerships        3,529,316      3,520,925

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,553,528 shares, including
    6,214 shares in treasury                       6,758,619      6,758,619
  Undistributed income other than from
   gain on the sale of real estate                   408,906        496,940
  Undistributed net realized gain from the
   sale of real estate                             1,316,078      1,316,078
  Cost of treasury shares                            (42,518)       (42,518)
                                                 ___________    ___________
                                                   8,441,085      8,529,119
                                                 ___________    ___________
                                                 $50,768,181    $50,489,405
                                                 ___________    ___________
                                                 ___________    ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                                     Three Months
                                                    Ended March 31
                                                 1999           1998
                                              __________     __________
Income:
Real estate operations:
  Rental Income                               $3,212,316     $3,070,775
  Income from direct financing leases              9,333         12,492
  Other income                                    66,213         75,545
                                              __________     __________
                                               3,287,862      3,158,812
  Less:
    Real estate operating expenses             1,261,389      1,156,399
    Provision for depreciation                   457,432        455,973
    Real estate taxes                            367,534        358,935
                                              __________     __________
                                               2,086,355      1,971,307
                                              __________     __________
                                               1,201,507      1,187,505
Interest                                          14,682          9,280
                                              __________     __________
                                               1,216,189      1,196,785
Expenses:
Interest                                         769,177        825,985
State income taxes                                40,512         37,374
General and administrative                       134,491        142,895
                                              __________     __________
                                                 944,180      1,006,254

Income before minority interest
 in operating partnerships                       272,009        190,531

Minority interest in operating
 partnerships                                     50,581          7,708
                                              __________     __________
Net income                                      $221,428       $182,823
                                              __________     __________
                                              __________     __________
Per share data:

  Basic earnings per share                         $0.14          $0.12

  Diluted earnings per share                       $0.14          $0.12


See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                        Three Months
                                                       Ended March 31
                                                     1999           1998
                                                 __________     __________
Operating Activities
Net income                                         $221,428       $182,823
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                    469,696        486,957
   Minority interest                                 50,581          7,708
   Changes in operating assets
    and liabilities:
     Restricted cash                               (292,084)      (309,586)
     Accounts and accrued income receivable        (385,464)      (208,360)
     Other assets                                    (7,801)       (50,195)
     Accounts payable and accrued liabilities       505,584        426,845
     Tenants' security deposits and
      unearned rent                                 (30,432)        24,481
                                                 __________     __________
Net cash provided by operations                     531,508        560,673

Investing Activities:
Purchase of property and improvements               (76,111)       (57,816)
Lease principal payments received                     9,738         15,098
                                                 __________     __________
Net cash used in investing activities               (66,373)       (42,718)

Financing Activities:
Principal payments on mortgage notes payable       (138,759)      (125,939)
Dividends paid to shareholders                     (307,267)      (293,990)
Distributions to minority interest                  (42,190)           -
                                                 __________     __________
Net cash used in financing activities              (488,216)      (419,929)
                                                 __________     __________
Net increase in cash and cash equivalents           (23,081)        98,026
Balance at beginning of period                      744,901        782,631
                                                 __________     __________
Balance at end of period                           $721,820       $880,657
                                                 __________     __________
                                                 __________     __________
See accompanying notes.




NOTES TO FINANCIAL STATEMENTS

CENTURY REALTY TRUST
Unaudited

NOTE 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - MORTGAGE NOTES PAYABLE

     Ten of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $216,000, including interest at fixed rates ranging from 6.97% to 9.5% per annum, and which mature from December 1, 2000 to August 1, 2008. Scheduled payments during the three months ended March 31, 1999 decreased mortgage loan balances, in the aggregate, by $113,509.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $76,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May 1, 2030. Scheduled payments during the three months ended March 31, 1999 decreased mortgage loan balances, in the aggregate, by $25,250.

     Mortgage loans on each of the two phases of the Creek Bay at Meridian Woods apartments, a 208-unit property in Indianapolis, matured in 1998 with balances due at maturity totaling $5.4 million. The balances due at maturity were repaid in July, 1998 with proceeds of a new, 10-year first mortgage loan in the amount of $6.75 million. The excess proceeds from the new mortgage loan, $1.35 million, were used to reduce short-term bank borrowings. Monthly principal and interest payments on the new mortgage loan are approximately equal to the combined payments on the two mortgage loans it replaced.

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

     At March 31, 1999 and 1998, and throughout the quarters then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 4 of the Trust's
1998 annual report. At March 31, 1999 and 1998 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the second quarter of 1999, and that operating income and expenses will increase proportionately in second quarter of 1999.


RESULTS OF OPERATIONS

     For the first quarter of 1999, the Trust reported a $129,000, or 4.1%, increase in income from real estate operations over the comparable 1998 period. Income from apartment operations accounted for $117,500, or 91%, of the increase. Income from apartment operations increased by 3.9% over the prior year quarter on the strength of higher average rental rates, up 2.5%, and improved economic occupancy rates. Economic occupancy for the first quarter of 1999 was 94%, up from 92.7% in the prior year quarter.

     Rental properties other than apartments that accounted for 6% percent of total income from rental operations in the first quarter of 1999, accounted for $11,500 of the increase compared to the prior year quarter due to higher rental rates and increased occupancy. Occupancy rates averaged 97% during the first quarter of 1999, up from 94% during the comparable quarter of 1998.

     Operating expenses, excluding interest and depreciation, for the all apartment properties consumed 48.4% of gross possible income for the first quarter of 1999, up from 45.8% for the prior year period, and amounted to an increase of $124,900, or 8.5%, in total operating expenses. A comparatively severe winter season following an unusually mild winter a year ago resulted in significantly higher utility costs and winter-related repair expenses during the 1999 quarter. Heavy snow, state-wide, in early January, 1999, resulted in an increase of approximately $30,000 snow and ice removal costs over the prior year quarter.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for the first quarter represents one-fourth of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the preceding year with allowances for anticipated rate increases comparable with past experience.

     A decrease of $11,400 in fees for audit services related the Trust-controlled operating partnerships accounted for the decrease in general and administrative expenses between the quarters ended March 31, 1999 and 1998. Other than the decrease in partnership-related expenses, general and administrative expenses increased 2.8% from the first quarter of 1998. Administrative salaries and related payroll taxes and benefits, increased by $400, less than 1%, over the prior year quarter.
In the first quarter of 1999, general and administrative expenses consumed 4.1% of income from real estate operations, down from 4.5% in the first quarter of 1998.

     Interest expense related to loans outstanding throughout the first quarters of 1999 and 1998 declined by $12,300 due the scheduled reduction of loan balances. Interest expense was further reduced by $39,500 resulting from the repayment at maturity of $5.4 million of 9 1/4% mortgage loan balances and $1.35 million of 8% short-term bank borrowings in July, 1998 with the proceeds of a new ten-year 6.97% mortgage loan. An additional $5,000 reduction in interest expense for the quarter resulted from the repayment of $250,000 of short-term bank borrowings in October, 1998.


FINANCIAL CONDITION AND LIQUIDITY

     On April 1, 1999, the Trust declared a $.20 per share cash distribution payable May 17, 1999 to shareholders of record April 23, 1999. Four of the five controlled partnerships declared surplus cash distributions aggregating $47,700 payable May 26, 1999 to partners of record March 31, 1999.

     The Trust may be liable for a penalty related to its dividend information returns for 1996. The Internal Revenue Service, on November 30, 1998, assessed a penalty of $151,400 against the Trust, claiming that a programming error which misplaced the decimal point in one summary record was not timely corrected.
The Trust is currently pursuing its administrative appeal rights with the IRS and intends to vigorously oppose the penalty assessment. As a result of the uncertainty concerning the outcome of the penalty issue, no liability has been recorded at March 31, 1999.

     Other than the requirement for declared, but unpaid distributions and the contingency described, management is not aware of any significant transactions or events which would require material expenditures in 1999.

     Except for $100,000 of short-term debt, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1999. No transactions or events have occurred to indicate that funds provided by operations during the balance of 1999 will differ disproportionately from the first quarter of the year. At March 31,1999, the Trust held approximately $722,000 in cash which management believes is sufficient to meet anticipated working capital requirements.


INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 1997 and 1998.


YEAR 2000 Readiness

     The Trust completed an assessment of its Year 2000 exposure in 1998 and concluded that it has no significant exposure in its information and non-information systems. Computerized information systems used in accounting and word processing are all based on personal computers, either as stand-alone units or in hard-wired networks. The Trust has no computer systems that interface with another entity. None of the Trust's computer information systems is considered critical to the conduct of its business. None of the Trust's investment properties has centralized or automated utility, communications or security systems. None of its properties has elevator or escalator equipment. Security lighting is regulated by photo electric cells and heating systems are regulated by heat-sensitive thermostats.

     The principal independent property management firm that manages most of the Trust's investment properties completed its software assessment in 1998 and concluded that all software in use is Year 2000 compliant. That firm has recently moved to new offices, and is currently reconfiguring its computer network.
It is planning to upgrade some hardware and have all of its equipment certified to be Year 2000 compliant by a qualified independent consultant.

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


PART II

     Item 6(b). No events occurred during the three months ended March 31, 1999, which would have necessitated the filing of a report on Form 8K.


                   MANAGEMENT REPRESENTATIONS


     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at March 31, 1999, and December 31, 1998, and the results of its operations and its cash flow for the three months ended March 31, 1999, and March 31, 1998, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1998 annual report.


                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CENTURY REALTY TRUST



Date_____________                   By___________________________
                                      John I. Bradshaw, Jr.
                                      President and Treasurer



Date_____________                  By___________________________
                                      David F. White
                                      Controller