Form 10-Q
period 1999-06-30
CENTURY REALTY TRUST
filed 1999-08-12
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C. 20549

                                FORM 10Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999             Commission File Number 0-7716



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



Shares of Beneficial Interest, no par value               1,547,614 shares





Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                     June         December
                                                   30, 1999       31, 1998
                                                 ___________    ___________
Assets
Real estate investments:
  Land                                            $3,776,383     $3,776,383
  Buildings                                       51,881,428     51,642,208
  Equipment                                        1,350,949      1,273,636
  Allowances for depreciation                    (10,998,183)   (10,166,811)
                                                 ___________    ___________
                                                  46,010,577     46,525,416
  Net investment in direct financing leases          277,414        348,409
                                                 ___________    ___________
                                                  46,287,991     46,873,825
Cash and cash equivalents                            788,548        744,901
Restricted Cash                                    1,187,297      1,052,003
Accounts and accrued income receivable               603,156        474,079
Unamortized management contracts                     547,378        579,895
Unamortized mortgage costs                           516,199        539,979
Undeveloped land                                      99,675         99,675
Other assets                                         106,733        125,048
                                                 ___________    ___________
                                                 $50,136,977    $50,489,405
                                                 ___________    ___________
                                                 ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                   $100,000       $100,000
  Mortgage notes payable                          35,386,016     35,667,408
  Accounts payable and accrued liabilities           545,324        425,068
  Interest                                           247,010        264,779
  State income and property taxes                  1,490,819      1,454,464
  Tenants' security deposits and unearned rent       502,460        527,642
                                                 ___________    ___________
                                                  38,271,629     38,439,361

Minority interest in operating partnerships        3,539,947      3,520,925

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares, issued
    1,553,528 shares, including 5,914 shares
    at June 30, 1999 and 6,214 shares at
    December 31, 1998 in treasury                  6,759,416      6,758,619
  Undistributed income other than from
   gain on the sale of real estate                   290,373        496,940
  Undistributed net realized gain from the
   sale of real estate                             1,316,078      1,316,078
  Cost of treasury shares                            (40,466)       (42,518)
                                                 ___________    ___________
                                                   8,325,401      8,529,119
                                                 ___________    ___________
                                                 $50,136,977    $50,489,405
                                                 ___________    ___________
                                                 ___________    ___________
See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                               Three Months             Six Months
                               Ended June 30            Ended June 30
                           _______________________  _______________________
                               1999        1998        1999        1998
                           ___________ ___________  ___________ ___________
Income:
Real estate operations:
  Rental Income            $3,176,985  $3,094,904   $6,389,301  $6,165,679
  Income from direct
    financing leases            9,333      12,492       18,666      24,984
  Other income                 52,035      54,346      118,248     129,891
                           __________  __________   ___________ ___________
                            3,238,353   3,161,742    6,526,215   6,320,554
  Less:
    Operating expenses      1,318,458   1,276,412    2,579,847   2,432,811
    Depreciation              433,520     455,972      890,952     911,945
    Real estate taxes         322,130     306,057      689,664     664,992
                           __________  __________   ___________ ___________
                            2,074,108   2,038,441    4,160,463   4,009,748
                           __________  __________
                            1,164,245   1,123,301    2,365,752   2,310,806
Interest                       25,104      10,773       39,786      20,053
                           __________  __________   ___________ ___________
                            1,189,349   1,134,074    2,405,538   2,330,859
Expenses:
Interest                      767,938     815,570    1,537,115   1,641,555
State income taxes             40,331      40,400       80,843      77,774
General and administrative    132,779     104,653      267,270     247,548
                           __________  __________   ___________ ___________
                              941,048     960,623    1,885,228   1,966,877
                           ___________ ___________  ___________ ___________
Income before minority
  interest in operating
  partnerships                248,301     173,451      520,310     363,982

Minority interest in
 operating partnerships       (57,371)     10,001     (107,952)      2,293
                           __________  __________   ___________ ___________
Net income                   $190,930    $183,452     $412,358    $366,275
                           __________  __________   __________  __________
                           __________  __________   __________  __________
Per share data:

  Basic earnings                $0.12       $0.12        $0.27       $0.24

  Diluted earnings              $0.12       $0.12        $0.27       $0.24


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                         Six Months
                                                        Ended June 30
                                                     1999           1998
                                                 __________     __________
Operating Activities
Net income                                         $412,358       $366,275
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                    915,480        938,684
   Minority interest                                107,952         (2,293)
   Changes in operating assets
    and liabilities:
     Restricted cash                               (135,294)      (272,476)
     Accounts and accrued income receivable        (107,621)       (65,550)
     Other assets                                    (9,496)       (33,581)
     Accounts payable and accrued liabilities       112,320         73,545
     Tenants' security deposits and
      unearned rent                                 (25,182)        10,560
                                                 __________     __________
Net cash provided by operations                   1,270,517      1,015,164

Investing Activities:
Purchase of property and improvements              (262,467)      (278,775)
Lease principal payments received                    16,929         13,788
                                                 __________     __________
Net cash used in investing activities              (245,538)      (264,987)

Financing Activities:
Net short-term borrowings                                 -      2,440,930
Principal payments on mortgage notes payable       (281,391)    (2,709,670)
Sale of treasury shares                               2,850
Dividends paid to shareholders                     (613,861)      (603,452)
Distributions to minority interest                  (88,930)           -
                                                 __________     __________
Net cash used in financing activities              (981,332)      (872,192)
                                                 __________     __________
Net increase in cash and cash equivalents            43,647       (122,015)
Balance at beginning of period                      744,901        782,631
                                                 __________     __________
Balance at end of period                           $788,548       $660,616
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

NOTE 2 - Mortgage Notes Payable

     Ten of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $216,000, including interest at fixed rates ranging from 6.97% to 9.5% per annum, and which mature from December 1, 2000 to August 1, 2008. Scheduled payments during the three months and six months ended June 30, 1999 decreased mortgage loan balances, in the aggregate, by $116,857 and $230,366, respectively.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $76,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May 1, 2030. Scheduled payments during the three months and six months ended June 30, 1999 decreased mortgage loan balances, in the aggregate, by $25,775 and $51,025, respectively.

     Mortgage loans on each of the two phases of the Creek Bay at Meridian Woods apartments, a 208-unit property in Indianapolis, matured in 1998 with balances due at maturity totaling $5.4 million. The balances due at maturity were repaid with proceeds of a new, 10-year first mortgage loan in the amount of $6.75 million. The excess proceeds from the new mortgage loan, $1.35 million, were used to reduce short-term bank borrowings. Monthly principal and interest payments on the new mortgage loan are approximately equal to the combined payments on the two mortgage loans it replaced.

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


Note 4 - Earnings Per Share

     A reconciliation of the numerator and denominator of the earnings per share computation is as follows:

                                   Three Months		         Six Months
                                  Ended June 30		       Ended June 30
                             ______________________	 _____________________
                                1999        1998         1999      1998
                             __________   __________	  _________ _________
Numerator:
  Numerator for basic
   and diluted earnings
   per share                   $190,930    $183,452    $412,358   $366,275
                             _____________________________________________
                             _____________________________________________

Denominator:
  Denominator for basic
   earnings per share -
   weighted average
   outstanding shares         1,547,417   1,547,314   1,547,514  1,547,314
  Effect of dilutive
   securities:
    Stock options                   377         861         693        843
                              ____________________________________________
  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversions        1,547,794   1,548,175   1,548,207  1,548,157
                              ____________________________________________
                              ____________________________________________

Basic earnings per share           $.12        $.12        $.27       $.24

Diluted earnings per share         $.12        $.12        $.27       $.24

Shareholder rights have not been included in the earnings per share calculation because they would be anti-dilutive at June 30, 1999 and 1998.



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

     At June 30, 1999 and 1998, and throughout the quarters and six month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 1998 annual report. At June 30, 1999 and 1998 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the third quarter of 1999, and that operating income and expenses in the third quarter of 1999 will approximate the comparable amounts reported for the second quarter of 1999.


RESULTS OF OPERATIONS

     For the quarter and six months ended June 30, 1999, the Trust reported increases of 2.4% and 3.3%, respectively, in gross income from real estate operations over the comparable 1998 periods. Gross income from apartment operations accounted for 42% and 73% of the increases for the quarter and six month periods. Income from apartment operations increased by 1.1% and 2.5% over the prior year quarter and six month periods on the strength of 2% higher average rental rates. Economic occupancy for the second quarter of 1999 was 92.5%, down from 93.4% in the prior year quarter; and, for the six months ended June 30, 1999, was 93.2%, up from 92.8% during the comparable period of 1998.

     Rental properties other than apartments that accounted for 6% percent of total income from rental operations in the first half of 1999, accounted for $55,800, or 27% of the increase compared to the prior year half due to higher rental rates and increased occupancy. Occupancy rates averaged 98% during the first half of 1999, up from 95% during the comparable six months of 1998.

     Operating expenses, excluding interest and depreciation, for the apartment properties consumed 49.5% of gross possible income for the second quarter of 1999, up from 48.7% for the prior year period, and amounted to an increase of $58,635, or 3.7%. For the six months ended June 30, 1999 and 1998, apartment operating expenses were 49% and 47.1%, respectively, of gross possible income, up $149,862, or 4.9%, from the comparable period of 1998. A comparatively severe winter season following an unusually mild winter a year ago resulted in significantly higher utility costs and winter-related repair expenses during the first quarter of 1999. Heavy snow, state-wide, in early January, 1999, resulted in an increase of approximately $30,000 in snow and ice removal costs, and accounted for 20% of the increase in total operating expenses for the six-month period.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for the current year periods represents one-fourth (quarter) and one-half (six months) of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the current year with allowances for anticipated rate increases comparable with past experience.

     Increases in legal, accounting and other professional fees accounted for the increases of 27% and 8% in general and administrative expenses between the quarters and six-month periods ended June 30, 1999 and 1998, respectively. Administrative salaries and related payroll taxes and benefits, increased by $660 and $1,070, less than 1%, for the quarter and six months ended June 30, 1999, respectively, over the prior year periods. In the first half of 1999, general and administrative expenses consumed 4.1% of income from real estate operations, up from 3.9% in the first half of 1998.

     Interest expense related to loans outstanding throughout the second quarter and six month periods of 1999 and 1998 declined by $13,600 and $25,900, respectively due to the scheduled reduction of loan balances. Additionally, interest expense was reduced by $5,000 and $10,000 between the second quarter and six months ended June 30, 1999 and 1998, because of the repayment of $250,000 of short-term bank borrowings in October, 1998. The balance of the reduction in interest expense between the second quarters and six month periods of 1999 and 1998 resulted from the repayment at maturity in July, 1998 of $5.4 million of 9 1/4% mortgage loan balances and $1.35 million of 8% short-term bank borrowings with the proceeds of a new ten-year 6.97% mortgage loan.


FINANCIAL CONDITION AND LIQUIDITY

     On July 8, 1999, the Trust declared a $.20 per share cash distribution payable August 16, 1999 to shareholders of record July 30, 1999. That distribution will require total disbursements of $309,523. Four of the five controlled partnerships declared surplus cash distributions aggregating $47,000 payable August 25, 1999 to partners of record June 30, 1999.

     The Trust may be liable for a penalty related to its dividend information returns for 1996. The Internal Revenue Service, on November 30, 1998, assessed a penalty of $151,400 against the Trust, claiming that a programming error which misplaced the decimal point in one summary record was not timely corrected. The Trust is currently pursuing its administrative appeal rights with the IRS and intends to vigorously oppose the penalty assessment. As a result of the uncertainty concerning the outcome of the penalty issue, no liability has been recorded at June 30, 1999.

     Other than the requirement for declared, but unpaid distributions and the contingency described, management is not aware of any significant transactions or events which would require material expenditures in the second half of 1999.

     Except for $100,000 of short-term debt, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1999. No transactions or events have occurred to indicate that funds provided by operations during the balance of 1999 will differ disproportionately from the first half of the year. At June 30,1999, the Trust held approximately $788,500 in unrestricted cash which management believes is sufficient to meet anticipated working capital requirements.



INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 1998 and 1999.


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

     The principal independent property management firm that manages most of the Trust's investment properties completed its software assessment in 1998 and concluded that all software in use is Year 2000 compliant. That firm has recently replaced or upgraded its computer hardware so that all of its equipment, as well as software, is now certified to be Year 2000 compliant by a qualified independent consultant.

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


                               PART II

     Item 6(b). No events occurred during the three months ended June 30, 1999, which would have necessitated the filing of a report on Form 8K.

                      MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at June 30, 1999, and December 31, 1998, and the results of its operations and its cash flow for the three months and six months ended June 30, 1999, and June 30, 1998, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1998 annual report.


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