Form 10-Q
period 1999-09-30
CENTURY REALTY TRUST
filed 1999-11-10
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C. 20549

                                   FORM 10Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999           Commission File Number 0-7716



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



Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                  September       December
                                                   30, 1999       31, 1998
                                                 ___________    ___________
Assets
Real estate investments:
  Land                                            $3,776,383     $3,776,383
  Buildings                                       52,086,040     51,642,208
  Equipment                                        1,384,736      1,273,636
  Allowances for depreciation                    (11,413,869)   (10,166,811)
                                                 ___________    ___________
                                                  45,833,290     46,525,416
  Net investment in direct financing leases          270,223        348,409
                                                 ___________    ___________
                                                  46,103,513     46,873,825
Cash and cash equivalents                            656,186        744,901
Restricted Cash                                    1,432,460      1,052,003
Accounts and accrued income receivable               628,998        474,079
Unamortized management contracts                     531,119        579,895
Unamortized mortgage costs                           503,934        539,979
Undeveloped land                                      99,675         99,675
Other assets                                         205,342        125,048
                                                 ___________    ___________
                                                 $50,161,227    $50,489,405
                                                 ___________    ___________
                                                 ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                   $100,000       $100,000
  Mortgage notes payable                          35,240,938     35,667,408
  Accounts payable and accrued liabilities           507,714        425,068
  Interest                                           266,671        264,779
  State income and property taxes                  1,808,417      1,454,464
  Tenants' security deposits and unearned rent       500,610        527,642
                                                 ___________    ___________
                                                  38,424,350     38,439,361

Minority interest in operating partnerships        3,535,212      3,520,925

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares, issued
    1,553,528 shares, including 5,914 shares
    at September 30, 1999 and 6,214 shares at
    December 31, 1998 in treasury                  6,759,416      6,758,619
  Undistributed income other than from
   gain on the sale of real estate                   166,637        496,940
  Undistributed net realized gain from the
   sale of real estate                             1,316,078      1,316,078
  Cost of treasury shares                            (40,466)       (42,518)
                                                 ___________    ___________
                                                   8,201,665      8,529,119
                                                 ___________    ___________
                                                 $50,161,227    $50,489,405
                                                 ___________    ___________
                                                 ___________    ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                            Three Months             Nine Months
                            Ended September 30       Ended September 30
                           _______________________  _______________________
                               1999        1998         1999        1998
                           ___________ ___________  ___________ ___________
Income:
Real estate operations:
  Rental Income            $3,238,818  $3,148,099   $9,628,119  $9,313,778
  Income from direct
    financing leases            9,332      12,492       27,998      37,476
  Other income                 71,848      66,239      190,097     196,130
                           __________  __________   ___________ ___________
                            3,319,998   3,226,830    9,846,214   9,547,384
  Less:
    Operating expenses      1,406,332   1,324,004    3,986,180   3,756,815
    Depreciation              433,520     457,128    1,324,472   1,369,073
    Real estate taxes         324,040     329,186    1,013,704     994,178
                           __________  __________   ___________ ___________
                            2,163,892   2,110,318    6,324,356   6,120,066
                           __________  __________   __________  __________
                            1,156,106   1,116,512    3,521,858   3,427,318
Interest                       16,172      10,005       55,958      30,058
                           __________  __________   ___________ ___________
                            1,172,278   1,126,517    3,577,816   3,457,376
Expenses:
Interest                      768,164     792,976    2,305,279   2,434,531
State income taxes             42,149      39,641      122,992     117,415
General and administrative    134,825     126,213      402,095     373,761
                           __________  __________   ___________ ___________
                              945,138     958,830    2,830,366   2,925,707
                           ___________ ___________  ___________ ___________
Income before minority
  interest in operating
  partnerships                227,140     167,687      747,450     531,669

Minority interest in
 operating partnerships       (41,353)     15,723     (149,305)     18,016
                           __________  __________   ___________ ___________
Net income                   $185,787    $183,410     $598,145    $549,685
                           __________  __________   __________  __________
                           __________  __________   __________  __________
Per share data:

  Basic earnings                $0.12       $0.12        $0.39       $0.36

  Diluted earnings              $0.12       $0.12        $0.39       $0.36


See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                       Nine Months
                                                     Ended September 30
                                                     1999           1998
                                                 __________     __________
Operating Activities
Net income                                         $598,145       $549,685
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                  1,361,266      1,407,577
   Minority interest                                149,305        (18,016)
   Changes in operating assets
    and liabilities:
     Restricted cash                               (380,458)      (219,610)
     Accounts and accrued income receivable        (154,920)      (116,594)
     Other assets                                  (109,679)      (185,656)
     Accounts payable and accrued liabilities       431,564        428,023
     Tenants' security deposits and
      unearned rent                                 (27,032)        24,748
                                                 __________     __________
Net cash provided by operations                   1,868,191      1,870,157

Investing Activities:
Purchase of property and improvements              (500,865)      (482,558)
Lease principal payments received                    24,120         44,714
                                                 __________     __________
Net cash used in investing activities              (476,745)      (437,844)

Financing Activities:
Short-term bank borrowing                                 -     (1,300,000)
Net proceeds from long-term mortgage loan                 -      6,689,609
Mortgage loan balance refinanced                          -     (5,379,305)
Principal payments on mortgage notes               (426,470)      (310,518)
Proceeds from sale of treasury shares                 2,850             -
Distributions to minority interest holders         (135,020)       (75,789)
Dividends paid to shareholders                     (921,521)      (909,712)
                                                 __________     __________
Net cash used in financing activities            (1,480,161)    (1,285,715)
                                                 __________     __________
Net increase (decrease) in cash and equivalents     (88,715)       146,598
Balance at beginning of period                      744,901        782,631
                                                 __________     __________
Balance at end of period                           $656,186       $929,229
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

NOTE 2 - Mortgage Notes Payable

     Ten of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $216,000, including interest at fixed rates ranging from 6.97% to 9.5% per annum, and which mature from December 1, 2000 to August 1, 2008. Scheduled payments during the three months and nine months ended September 30, 1999 decreased mortgage loan balances, in the aggregate, by $118,765 and $349,131, respectively.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $76,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May 1, 2030. Scheduled payments during the three months and nine months ended September 30, 1999 decreased mortgage loan balances, in the aggregate, by $26,313 and $77,339, respectively.

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

Note 4 - Removal of Contingent Liability

     On November 30, 1998, the Internal Revenue Service assessed a $151,400 penalty against the Trust for its alleged failure to correctly and/or timely file information returns regarding dividends that it paid in 1996. The Trust opposed the penalty assessment and pursued its administrative appeal rights. As a result of the uncertainty concerning the ultimate outcome of the matter, no liability was recorded by the Trust. On October 6, 1999, the Internal Revenue Service notified the Trust that the penalty was canceled.

Note 5 - Earnings Per Share

     A reconciliation of the numerator and denominator of the earnings per share computation is as follows:

                                    Three Months           Nine Months
                                 Ended September 30     Ended September 30
                                 ____________________ ____________________
                                 1999         1998       1999       1998
                                 _________ __________ __________ __________
Numerator:
  Numerator for basic
   and diluted earnings
   per share                     $185,787   $183,410   $598,145   $549,685
                                 __________________________________________
                                 __________________________________________

Denominator:
  Denominator for basic
   earnings per share -
   weighted average
   outstanding shares            1,547,614  1,547,314  1,547,483  1,547,314
  Effect of dilutive
   securities:
    Stock options                       30        976        462        888
                                 __________________________________________
  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversions           1,547,644  1,548,290  1,547,945  1,548,202
                                 __________________________________________
                                 __________________________________________

Basic earnings per share            $.12       $.12       $.39      $.36

Diluted earnings per share          $.12       $.12       $.39      $.36

Shareholder rights have not been included in the earnings per share calculation because they would be anti-dilutive at September 30, 1999 and 1998.


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

     At September 30, 1999 and 1998, and throughout the quarters and nine month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 1998 annual report. At September 30, 1999 and 1998 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the final quarter of 1999, and that operating income and expenses in the fourth quarter of 1999 will approximate the comparable amounts reported for the previous quarters of 1999.


RESULTS OF OPERATIONS

For the quarter and nine months ended September 30, 1999, the Trust reported increases of 2.9% and 3.1%, respectively, in gross income from real estate operations over the comparable 1998 periods. Gross income from apartment operations accounted for 76% and 74% of the respective increases for the quarter and nine month periods. Income from apartment operations increased by 1.1% and 2.5% over the prior year quarter and nine month periods on the strength of 1.7% higher average rental rates. Economic occupancy for the third quarter of 1999 was 94.8%, up from 93.5% in the prior year quarter; and, for the nine months ended September 30, 1999, was 93.8%, up from 93.1% during the comparable period of 1998.

     Rental properties other than apartments that accounted for 6% percent of total income from rental operations in the first nine months of 1999, accounted for $78,500, or 26% of the increase compared to the prior year period due to higher rental rates and increased occupancy. Occupancy rates averaged 99% during the first three quarters of 1999, up from 95% during the comparable nine months of 1998.

     Operating expenses, excluding interest and depreciation, for the apartment properties consumed 51.9% of gross possible income for the third quarter of 1999, up from 50.0% for the prior year period, and amounted to an increase of $77,258, or 4.7%. For the nine months ended September 30, 1999 and 1998, apartment operating expenses were 49.9% and 48.1%, respectively, of gross possible income, up $260,787, or 5.6%, from the comparable period of 1998. In addition to anticipated inflation in operating expenses, primarily higher real estate tax and utility rates, operating expenses related to higher than normal turnover and below normal occupancy at the Fox Run apartments in 1999 increased by $131,000. Severe winter conditions early in 1999 resulted in an increase of approximately $30,000 snow and ice removal costs, and accounted for 11% of the increase in total operating expenses for the nine-month period.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for the current year periods represents one-fourth (quarter) and three fourths (nine months) of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the current year with allowances for anticipated rate increases consistent with past experience.

     Legal fees and other expenses related primarily to the successful protest of a penalty assessed by the Internal Revenue Service in 1998 (see
Note 4) and attaining a NASDAQ listing for the Trust's shares accounted for most of the 7% increase in general and administrative expenses between the quarters and nine-month periods ended September 30, 1999 and 1998. Administrative salaries and related payroll taxes and benefits, increased by less than 1%, for the quarter and nine months ended September 30, 1999 over the prior year periods. In the first nine months of 1999, general and administrative expenses consumed 4.1% of income from real estate operations, up from 3.9% in the first nine months of 1998.

     Interest expense related to loans outstanding throughout the third quarter and nine month periods of 1999 and 1998 declined by $8,500 and $34,200, respectively, due the scheduled reduction of loan balances. Additionally, interest expense was reduced by $5,000 and $15,000 between the third quarter and nine months ended September 30, 1999 and 1998, because of the repayment of $250,000 of short-term bank borrowings in October, 1998. The balance of the reduction in interest expense between the third quarters and nine month periods of 1999 and 1998 resulted from the repayment at maturity in July, 1998 of $5.4 million of 9 1/4% mortgage loan balances and $1.35 million of 8% short-term bank borrowings with the proceeds of a new ten-year 6.97% mortgage loan.


FINANCIAL CONDITION AND LIQUIDITY

     On September 27, 1999, the Trust declared a $.20 per share cash distribution payable November 15, 1999 to shareholders of record October 29, 1999. That distribution will require total disbursements of $309,523. Four of the five controlled partnerships declared surplus cash distributions aggregating $38,700 payable November 24, 1999 to partners of record September 30, 1999.

     Other than the requirement for declared, but unpaid distributions, management is not aware of any significant transactions or events which would require material expenditures in the final quarter of 1999.

     Except for $100,000 of outstanding short-term debt under its $2.5 million bank credit facility, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 1999. No transactions or events have occurred to indicate that funds provided by operations during the balance of 1999 will differ disproportionately from the first three quarters of the year. At September 30,1999, the Trust held approximately $656,200 in unrestricted cash which management believes is sufficient to meet anticipated working capital requirements.


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

     Apartment properties comprise the majority of the Trust's invested assets and account for most of its revenue. The Trust's profitability in the short run and its survival in the long run, depends upon the ability and willingness of the residents of its apartments to pay rent when due. The most likely worst case scenario related to the Year 2000 for the Trust is that the residents of its apartments may be unwilling or unable to pay rent. Disruption in electric, heat and/or water service could prompt some residents to temporarily withhold part or all rent due the Trust. Most of the major utility service providers have published reports that, following testing, their systems are now Y2K compliant. Lost wages or payroll delays due to Year 2000 problems encountered by residents' employers or others upon whom those employers depend could jeopardize the ability of some residents to pay rent.

     In the event that unforeseen Year 2000 problems arise in the accounting systems used by the Trust and/or its independent management firms, essential functions will be done manually. Non-essential functions will be curtailed until corrective measures are implemented. Contingency plans with respect to the "most likely worst case scenario" have been formulated. The objective of such contingency planning is to enable the Trust, in spite of a substantial temporary decrease in revenue, to meet its debt service and payroll obligations in January, 2000.


                                   PART II

     Item 6(b). No events occurred during the three months ended September 30, 1999, which would have necessitated the filing of a report on Form 8K, except that on October 27, 1999, the registrant filed a report on Form 8K reporting, pursuant to Item 5, Other Events, an amendment adopted September 13, 1999 to the shareholder Rights Declaration that it originally adopted October 10, 1989. The amendment extended the Rights Declaration to December 31, 2004, and reset the purchase price per share pursuant to the exercise of a Right to $20.00.


                          MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at September 30, 1999, and December 31, 1998, and the results of its operations and its cash flow for the three months and nine months ended September 30, 1999, and September 30, 1998, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1998 annual report.


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