Form 10-K
period 1999-12-31
CENTURY REALTY TRUST
filed 2000-03-29
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20259

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999  Commission file number 0-7716

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $16,404,858, based upon the average bid and asked prices on February 18, 2000.

Shares of Beneficial Interest, no par value--1,697,911 shares outstanding as of February 18, 2000.


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



ITEM 2. PROPERTIES

The following investment properties were owned by the registrant at December 31, 1999:

                                         Year    No. of     1999       Net
Apartments          Location           Acquired  Units  Occupancy   Investment
----------          --------           --------  ------ ---------   ----------
Park Plaza          Indianapolis, IN     1973     176        89%   $   581,161
Fontenelle          Kokomo, IN           1973     176        96        954,566
Park Forest         Marion, IN           1973      64        97        368,713
Chester Heights     Richmond, IN         1973     110        92        341,807
Driftwood Park      Indianapolis, IN     1989      48        92         969,973
Regency Royale      Mishawaka, IN        1993     132        94      3,313,155
Creek Bay           Indianapolis, IN     1993     208        97      6,575,870
Eagle Creek         Indianapolis, IN     1994     188        95      5,561,302
Fox Run             Indianapolis, IN     1995     256        89      6,426,901
Charter Oaks        Evansville, IN       1997     192        96      4,917,023
Barcelona*          Kokomo, IN           1997      64        97      1,430,119
Beech Grove*        Jeffersonville, IN   1997     182        95      4,044,778
Hampton Court*      Indianapolis, IN     1997      92        97      1,670,459
Sheffield Square*   New Albany, IN       1997     152        98      4,119,658
West Wind Terrace*  Indianapolis, IN     1997      96        92      1,711,817
                                                -----        --    -----------
Total Apartments                                2,136        94     42,987,302

* Property is owned by a partnership controlled by the Trust.

                                         Year    Square  Currently     Net
Commercial          Location           Acquired   Feet    Leased    Investment
----------          --------           --------  ------  ---------  ----------
Office/Warehouse
 401 Industrial Dr. Carmel, IN           1977    38,000     100%   $   297,058
Office Buildings
 1810 E. 62nd St.   Indianapolis, IN     1986    17,000     100        387,578
 3510-20 E. 96th St., Indianapolis, IN   1997    34,000     100      1,506,306
                                                 ------            -----------
Total Commercial                                 89,000              2,190,942

                                         Year    Square    Lease       Net
Restaurants         Location           Acquired   Feet   Expires    Investment
-----------         --------           --------  ------  --------   ----------
Fortune House       Indianapolis, IN     1979     5,000     2004       399,145
Miami Subs          Orlando, FL          1979     3,500     2004       161,608
                                                  -----                -------
Total Restaurants                                 8,500                560,753
                                                                   -----------
ALL INVESTMENT PROPERTIES                                          $45,738,997

                                                                   -----------
                                                                   -----------

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded on the NASDAQ SmallCap market. Cash distributions are paid approximately 45 days after the end of each quarter. The high and low published bid prices and distributions for the last two years were:

                                           Distributions
1999                High         Low          Declared
----                ----         ----      -------------
1st Quarter        $12.75       $12.25         $0.20
2nd Quarter         12.75        12.38          0.20
3rd Quarter         12.63        12.31          0.20
4th Quarter         12.75        11.50          0.20

1998
----
1st Quarter        $12.13       $11.38         $0.19
2nd Quarter         12.13        11.63          0.20
3rd Quarter         12.63        11.94          0.20
4th Quarter         12.63        12.25          0.20

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and number of apartments



Years ended December 31,    1999      1998      1997      1996     1995
------------------------    ----      ----      ----      ----     ----
Operating Data:
Rental and other
 operating income         $13,227   $12,885   $ 9,364   $ 8,385  $ 7,761
Gains on sale of property       -         -         -         -        -
Income before minority
 interest in operating
 partnerships               1,071       990       832     1,022      832
Net income                    934       884       832     1,022      832

Cash distributions declared 1,238     1,222     1,307     1,192    1,106
Weighted average number
 of shares outstanding      1,548     1,547     1,515     1,454    1,389
Per share:
  Basic earnings          $  0.60   $  0.57   $  0.57   $  0.70  $  0.60
  Diluted earnings           0.60      0.57      0.56      0.69     0.59
  Distributions declared     0.80      0.79      0.87      0.82     0.78


Balance Sheet Data:
Total real estate
 investments(a)           $57,429   $57,041   $56,608   $36,261  $36,096
Allowances for
 depreciation             (11,690)  (10,167)   (8,641)   (7,476)  (6,511)
Total assets               49,533    50,489    51,528    30,538   30,762
Mortgage and other
 notes payable             35,171    35,767    36,478    20,438   20,449
Total liabilities          37,829    38,439    39,124    22,205   22,277
Minority interest in
 operating partnerships     3,476     3,531     3,536         -        -
Shareholders' equity        8,228     8,529     8,868     8,333    8,485
Number of shares
 outstanding                1,548     1,547     1,547     1,454    1,452

Other Data:
Cash flow data:
  Cash provided by
   operating activities   $ 2,711   $ 2,730   $ 2,098   $ 1,977  $ 1,831
  Cash (used in)
   investing activities      (570)     (637)   (3,299)     (609)  (6,467)
  Cash provided by (used
   in) financing
   activities              (2,002)   (2,130)   (1,668)   (1,242)   4,711

Funds from operations(b):
  Income before minority
   interest in operating
   partnerships           $ 1,071   $   990   $   832   $ 1,022  $   832
  Deduct gains on sale
   of property                  -         -         -         -        -
  Add back investment real
   estate depreciation      1,770     1,741     1,265     1,111    1,050
  Deduct funds attributed
   to minority interest      (492)     (450)        -         -        -
                          -------   -------   -------   -------  -------
Funds from operations     $ 2,349   $ 2,281   $ 2,097   $ 2,133  $ 1,882
                          -------   -------   -------   -------  -------
                          -------   -------   -------   -------  -------
Apartment units owned(a):
  Owned at December 31      2,136     2,136     2,136     1,358    1,358
  Weighted average number
   of apartments owned
   during the year          2,136     2,136     1,503     1,358    1,294

(a) Real estate owned includes apartments owned by operating partnerships created and controlled by the Trust.
(b) Funds from operations (FFO) is defined as income before gains on sale of property and minority interest of unitholders in operating partnerships created and controlled by the Trust plus investment property depreciation. The amount of funds attributed to minority interest is not available to shareholders of the Trust and is deducted. FFO should be considered along with, not as an alternative to, net income and cash flows as a measure of the Trust's operating performance and liquidity. FFO does not represent cash flow from operating activities and is not necessarily indicative of cash available to fund capital expenditures, debt repayment, or other cash needs.


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

During all of 1999 and 1998 the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Six of the apartment properties containing 778 units and one commercial property containing 34,000 rentable square feet were acquired during 1997. A detailed description of the real estate acquisitions is contained in Note 3 "Real Estate Transactions" in the financial statements. The properties acquired in 1997 increased the number of apartment units and rentable square feet of commercial property in the Trust's investment real estate portfolio by 57% and 62%, respectively.
At December 31, 1999 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%).

The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. The 2,136 apartment units in the portfolio throughout 1999 and 1998 represents a 42% increase over weighted average number of units reflected in the 1997 operations.

In 1999, the Trust registered 286,908 shares of beneficial interest which were subsequently offered to holders of an equal number of operating partnership units in the five partnership entities it has controlled, as General Partner, since November, 1997. As of January 1, 2000, holders of 160,110 partnership units, representing 55.8% of outstanding units, exercised their exchange options. Unit holders who have not exercised their options may do so as of the first day of each calendar quarter through 2007 (See Note 3 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on funds from operations and net income per share during the next year.

RESULTS OF OPERATIONS -- 1999

Income from real estate operations increased by approximately 3% in 1999, while expenses, other than depreciation, increased by 5% over the prior year. Apartment properties accounted for 77% of the increase in gross income and all of the increase in operating expenses. Commercial properties accounted for 17% of the increase in net income. The balance of the increase in gross income was contributed by one of the net-leased restaurant properties. The property in Orlando, Florida that is operated as a Miami Subs restaurant was, prior to 1999, accounted for as a direct financing lease. The original lease expired in early 1999, and a new five-year operating lease that provides for the same base rent was executed with the restaurant operator.

The increase in gross income from apartment properties resulted from the combined effect of 1% higher rental rates and a 2% improvement in overall occupancy rates. Apartment occupancy rates increased from an average of 92.7% in 1998 to 94.3% in 1999. At December 31, 1999, the overall occupancy rate for the Trust's apartment properties was 95%, up from 94% at the end of 1998. Real estate operating expenses, excluding interest and depreciation, for the apartment properties increased 5.8% in 1999. Operating expenses amounted to 50.1% and 47.6% of gross possible income for 1999 and 1998, respectively. Severe winter conditions early in 1999 accounted for $30,000, or 9%, of the increase in total operating expenses. Approximately 55% of the increase in operating expenses related to efforts to improve occupancy and reduce resident turnover at the Fox Run apartments. The economic occupancy rate at Fox Run improved to 89% for the full year of 1999 from 84% for all of 1998. At the end of 1999, 94% of the Fox Run apartments were rented.


Nonresidential properties, which accounted for 6% of total income from operations in 1999, and 5.4% in 1998, experienced a 23% ($86,151) increase in gross income. The increase resulted primarily from higher occupancy rates in 1999. Low turnover of tenants during the year resulted in a $22,000 decrease in operating expenses, from 33.8% of gross income in 1998 to 27.2% in 1999.

During 1999, interest income earned by the Trust was derived primarily from money market rates of return on sweep account demand deposit funds, and from savings account rates on restricted cash balances. Restricted cash balances consist of tax and insurance escrow deposits and replacement fund balances held by mortgage lenders, and tenant security deposit savings accounts. In 1999, the Trust earned a 3.9% average rate of return on an average invested balance of $655,000, exclusive of the restricted cash accounts over which it does not have investment discretion. In 1998, the Trust earned an average return of 4.3% on an average daily invested balance of $519,000.

Interest expense applicable to short-term borrowings related to investment properties purchased during 1997 decreased by $120,800 in 1999, while interest expense related to mortgage loans on properties owned by the Trust increased by $4,300. Interest expense attributable to long-term mortgage loans on properties owned by the controlled partnerships acquired in 1997 decreased by $8,000. Approximately $85,800 of the reduction in interest expense resulted from refinancing the mortgage debt on one apartment property in 1998. The balance of the reduction is attributable to lower loan balances that resulted from scheduled debt service payments. During 1998, the Trust obtained a $6.7 million, ten-year, 6.97% fixed-rate first mortgage loan on its Creek Bay apartment property to repay $5.4 million of mortgage loans on that property with interest rates of 8 7/8% and 9 3/4. The $1.3 million net proceeds from the new mortgage loan was used to reduce short-term borrowings.


For 1999, mortgage interest expense related to Trust-owned properties averaged 8.27% on average outstanding balances of $25.6 million. For 1998, the overall effective interest rate was 8.43% on average outstanding mortgage loan balances of $25.3 million. For partnership-owned properties, the average effective interest rate for 1999 was 8.85% on average outstanding loan balances of $9.9 million.

General and administrative expenses amounted to 4.5% of income from real estate operations in 1999, compared with 4% in 1998. Costs incurred in 1999, primarily legal and other professional fees, that related to the registration of shares of beneficial interest, and offering those shares in exchange for outstanding operating partnership units, amounted to $89,600. Nearly all of those costs were absorbed by the minority interest in operating partnerships. Employee compensation costs, which include payroll taxes and benefits, that are included in administrative expenses amounted to $249,700 in 1999, up .7% from $248,000 in 1998.

RESULTS OF OPERATIONS -- 1998

The Trust experienced increases of approximately 38% in income and 39% in expenses related to its real estate operations in 1998. The investment properties acquired in 1997 accounted for 97% of the increase in income and 58% of the increase in expenses. For properties owned during all of 1998 and 1997, rental income increased 1%, representing the net effect of 2.3% higher rental rates offset by a decrease in occupancy to 91.8% from 92.1%. Real estate operating expenses for the same properties increased 3.8%, an amount comparable to management's projected increase of 4%. For the same apartment properties, operating expenses, excluding interest and depreciation, amounted to 47.3% and 46.6% of gross possible income for 1998 and 1997, respectively.

At December 31, 1998 the occupancy rate for all of the Trust's apartment properties, combined, was 94%. At the end of 1997, the overall apartment occupancy was 92%. The apartment properties owned for all of 1997 and 1998, with few exceptions, experienced lower turnover rates during 1998, and ended the year with higher occupancy rates.

The Charter Oaks apartments in Evansville, Indiana, which the Trust purchased in mid-1997 was the most improved producer in 1998 among the Trust's investment properties. While still operating below initial expectations, its 1998 funds from operations amounted to 4.9% of invested capital, a significant improvement over its 1997 yield of less than one percent. The 192-unit apartment property, which experienced an 88.3% occupancy rate during the last half of 1997, averaged 97% in 1998. Operating expenses in 1998 amounted to 56.2% of gross possible income, a small improvement from 57.1% in 1997.

In contrast to the Charter Oaks property, the 34,000 square foot office property the Trust purchased in 1997, exceeded expectations, both as to occupancy rate and expense ratio in 1997. Its results in 1998 were less impressive due to an increase in operating expenses from 32.8% in 1997 to 38.7% in 1998. The increase resulted primarily from expenses related to
tenant turnover.   On its equity investment in that property, the Trust
realized a cash return equal to 3.8% of invested capital in 1998, compared with an annualized cash return of 10% in 1997.

Nonresidential properties owned during all of 1998 and 1997, which accounted for 4.6% of total income from operations in 1998, and 3.4% in 1997, experienced a 7.1% ($23,600) increase in total rental income. The increase resulted primarily from higher occupancy rates in 1998, and represented the recovery from a decrease of nearly the same amount reported for the prior year.

During 1998, interest income was derived, primarily, from the investment of sweep account demand deposit funds at money market rates, and restricted cash balances at savings account rates. Restricted cash balances consist of tax and insurance escrow deposits and replacement fund balances held by mortgage lenders, and tenant security deposit savings accounts. In 1998, the Trust earned a 4.3% average rate of return on an average total amount invested of $519,000, exclusive of the restricted cash accounts over which the Trust does not have investment discretion. In 1997, 40% of the interest income earned by the Trust was derived from short-term investments in certificates of deposit and U.S. government agency discount notes. The average rate of return earned in 1997 was 5.2%. The balance of interest income in 1997 was derived, primarily, from the day to day investment of excess cash deposits at money market rates of return that averaged 4.4%.

Interest expense applicable to mortgage loans and short-term borrowings related to the two properties purchased during 1997 increased by $237,500 in 1998, while interest expense related to seasoned mortgage loans on properties owned by the Trust decreased by $48,000. The balance of the $999,000 increase in interest expense is attributable to long-term mortgage loans on properties owned by the controlled partnerships that were acquired in November, 1997.

During 1998, the Trust obtained a $6.7 million, ten-year, 6.97% fixed-rate first mortgage loan on its Creek Bay apartment property to repay $5.4 million of mortgage loans on that property with interest rates of 8 7/8% and 9 3/4. The $1.3 million net proceeds from the new mortgage loan was used to reduce
short-term borrowings.   For 1998, mortgage interest expense related to
Trust-owned properties averaged 8.43% on average outstanding balances of $25.3 million. For 1997, the overall effective interest rate was 8.88% on average outstanding mortgage loan balances of $22.6 million. For partnership-owned properties, the average effective interest rate in 1997 was 9.04% on average outstanding loan balances of $10.0 million.

General and administrative expenses amounted to 4% of income from real estate operations in 1998, compared with 4.5% in 1997. Employee compensation costs included in administrative expenses, which includes payroll taxes and benefits, amounted to $248,000 in 1998, up 2.3% from $242,400 in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

On December 30, 1999, the Trust declared a $.20 per share cash distribution payable February 14, 2000 to holders of 1,697,911 outstanding shares of beneficial interest. The cash requirement for that distribution amounts to $339,582. Four of the five partnerships declared surplus cash distributions aggregating $21,000 payable February 24, 2000 to minority interest partners of record February 4, 2000.

In connection with its offer to issue shares of beneficial interest in exchange for operating partnership units, the Trust exercised its right under the option offer to purchase for $117,756, the interests in 9,813 shares from certain unit holders. The Trust elected not to register shares in the State of residence of every unit holder; consequently, shares claimed by residents of excluded states were purchased, for treasury, by the Trust.

Other than the cash required to pay declared distributions, and to purchase certain shares under the share exchange offer, management is not aware of any significant transactions or events which would require material expenditures in 2000. The Trust has no other obligations, nor has it made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 2000. At December 31, 1999, the Trust and its controlled partnerships had $884,000 in cash which management believes is sufficient to meet anticipated capital requirements.

Management expects to continue to operate the Trust as a real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. At December 31, 1999, the Trust had no undistributed earnings and profits. Distributions to shareholders during 1999, which totaled $1,238,000, included all of the Trust's earnings and profits for 1999, plus $118,200 that was designated as return of capital. In 1998, the Trust distributed $1,222,000, of which $145,000 was designated as return of capital. During 1999, the aggregate surplus cash distributed to the minority interest partners by the controlled partnerships totaled $183,000.

Due to differences in depreciation rates and carrying values of some properties, reported income for 1999 was 14% lower; for 1998, 15% lower; and, for 1997, 10% lower, than income for income tax purposes.

IMPACT OF INFLATION

Inflation has not had a significant impact on the Trust during 1999, 1998 and 1997.

YEAR 2000 ISSUE

A description of the Trust's state of readiness is contained in Note 10 to the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 7 through 16 of the annual shareholders report for the year ended December 31, 1999, are included as exhibits under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or reported disagreements have occurred which are to be disclosed hereunder.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Identification of Trustees:
                                              Period During
                                              Which He Has  Shares of the
                                              Served As A   Trust Beneficially
                         Principal Occupation Trustee       Owned as of
Name and Address     Age For Past Five Years  (term expires)March 27, 2000
----------------     --- -------------------- --------------------------------
John I Bradshaw, Jr.  69 President (1998)      1982 to date  96,294 (5.67%)
Indianapolis, IN         Exec. Vice President      (2000)
                         Century Realty Trust
                         Other Directorships:
                          None


John W. Adams         51 Vice President        1996 to date   1,800 ( .11%)
Indianapolis, IN         Browning Investments, Inc.(2000)
                         Real Estate Development
                         Other Directorships:
                           Brightpoint, Inc.


John A. Wallace       76 Real estate investor  1973 to date  16,500 ( .97%)
Indianapolis, IN         Self employed             (2002)
                         Other directorships:
                                None

Francis M. Hapak      74 Real estate investor  1987 to date  76,605 (4.51%)
Indianapolis, IN         Self employed             (2002)
                         Other directorships:
                                None



John I. Bradshaw, Jr. is sole owner of 43,935 shares and has voting and investment power with respect to 52,359 shares owned by trusts for his children and his sister.


John A. Wallace is the sole owner of 15,000 shares and shares voting and investment power with respect to 1,500 shares owned by Brenda L. Wallace, his wife.


Francis M. Hapak is the sole owner of 38,392 shares and shares voting and investment power with respect to 38,213 shares owned by Charlotte H. Hapak, his wife.


        (b) Identification of officers:

Name                       Age   Office(s) Held
------------------------   ---  ----------------------------------------
Francis M. Hapak            74   Chairman of the Board (since 1998)
John I. Bradshaw, Jr.       69   President (since 1998)
                                 Executive Vice President (1973 to 1998)
                                 Secretary (1979 to 1998),Treasurer
                                 (since 1996) and Trustee
John W. Adams               51   Secretary (since 1998) and Trustee

John I. Bradshaw, Jr. is the only salaried officer of the Trust and serves as its Chief Executive Officer. The Trust has no executive officers other than those individuals listed.


ITEM 11. EXECUTIVE COMPENSATION

        (b) Summary Compensation Table:

                                    Annual Compensation
                             --------------------------------
                                                                   Long-Term
Name and                                             Other        Compensation
Principal                                           Compen-          Awards
Position              Year   Salary($)   Bonus($)   sation($)       Options(#)
--------------------- ----   ---------   --------   ---------    --------------
John I. Bradshaw, Jr. 1999   99,000         -         2,307*           -
 President            1998   99,000         -         2,307*           -
 Chief Exec. Officer  1997   99,000         -         1,942*           -

* Compensation equivalent of club dues paid on behalf of individual.



         (c) Option grants in the last fiscal year:

                                                             Potential
                                                             Realizable Value
                           Individual Grants                 at Assumed Annual
             ------------------------------------------------Rates of Stock
                          % of Total                         Price Appreciation
                          Options        Exercise            for Option Term
             Options      Granted In     Price per Expiration------------------
Name         Granted(#)   Fiscal Year    Share     Date         5%       10%
-------------------------------------------------------------------------------
John W. Adams  4,000        100%         $12.375    4/30/02   $6,066  $14,388


The options are exercisable at any time until the expiration date. Upon exercise, shares in treasury, to the extent available, will be issued.

The exercise price per share represents the average of the bid and asked prices at the date of grant.

         (d) Option exercises in the last fiscal year and fiscal year end option value:
                                                             Value of
                                                             Unexercised
                                           Unexercised       In the Money
                     Shares                Options at Fiscal Options at Fiscal
                     Acquired on  Value    Year End (#)      Year End**
Name                 Exercise (#) Realized (All Exercisable) (All Exercisable)
-------------------- ------------ -------- -----------------------------------
John W. Adams           300        $900         4,000            None

**Value is based on $12.00 per share, the average of the bid ($11.75) and asked ($12.25) prices at December 31, 1999.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security ownership of certain beneficial owners:

                        Name and Address     Amount and Nature
                          of Beneficial         of Beneficial   Percent
Title of Class                Owner               Ownership     of Class
-------------------  ----------------------  -----------------  --------
Shares of            John I. Bradshaw, Jr.        96,294          5.7%
Beneficial Interest  320 N. Meridian Street
                     Indianapolis, IN 46204

Shares of            Murray R. Wise              107,550          6.3%
Beneficial Interest  2407 S. Neil Street
                     P.O. Box 3009
                     Champaign, IL 61812


John I. Bradshaw, Jr. is sole owner of 43,935 shares and has voting and investment power with respect to 52,359 shares owned by trusts for his children and his sister.

Murray R. Wise is sole owner of 93,783 shares and shares voting and investment power with respect to 1,000 shares owned by his spouse, 11,767 shares owned by the Westchester Profit Sharing Trust and 1,000 shares owned by the Westchester Foundation.


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


                                    CENTURY REALTY TRUST


Date:  3/20/00                      By: S/ JOHN I. BRADSHAW, JR.
                                        President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  3/17/00                          S/ DAVID F. WHITE
                                        Controller


Date:  3/20/00                          S/ JOHN W. ADAMS
                                        Trustee


Date:  3/20/00                          S/ FRANCIS M. HAPAK
                                        Trustee, Chairman


Date:                                   _______________________
                                        JOHN A. WALLACE
                                        Trustee


ITEM 14(A)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                       SCHEDULES

The following financial statements of Century Realty Trust and Subsidiaries are included herein and in the annual report of the Registrant to its shareholders for the year ended December 31, 1999:

     Consolidated balance sheets - December 31, 1999 and 1998

     Consolidated statements of income - Years ended December 31, 1999, 1998 and 1997

     Consolidated statements of cash flows - Years ended December 31, 1999,
                                             1998 and 1997

     Consolidated statements of shareholders' equity - Years ended December 31,
                                                       1999, 1998 and 1997

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



                 CONSENT OF INDEPENDENT AUDITORS

Board of Trustees
Century Realty Trust

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Century Realty Trust of our report dated February 18, 2000, included in the 1999 Annual Report to Shareholders of Century Realty Trust.

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


                                                 S/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 18, 2000

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                           December 31
                                                       1999          1998
                                                    ___________   ___________
Assets
Real estate investments:
  Land                                               $3,776,383    $3,776,383
  Buildings                                          52,085,208    51,642,208
  Equipment                                           1,304,834     1,273,636
  Allowances for depreciation                       (11,690,079)  (10,166,811)
                                                    ___________   ___________
                                                     45,476,346    46,525,416
  Net investment in direct financing leases             262,651       348,409
                                                    ___________   ___________
                                                     45,738,997    46,873,825
Cash and cash equivalents                               883,730       744,901
Restricted Cash                                       1,257,705     1,052,003
Stort-term investments
Accounts and accrued interest receivable                434,583       474,079
Unamortized management contracts                        514,861       579,895
Unamortized mortgage costs                              490,661       539,979
Undeveloped land                                         99,675        99,675
Other assets                                            112,473       125,048
                                                    ___________   ___________
                                                    $49,532,685   $50,489,405
                                                    ___________   ___________
                                                    ___________   ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                      $100,000      $100,000
  Mortgage notes payable                             35,071,414    35,667,408
  Accounts payable and accrued liabilities              516,089       425,068
  Accrued Interest                                      263,795       264,779
  Accrued State income and property taxes             1,392,522     1,454,464
  Tenants' security deposits and unearned rent          485,553       527,642
                                                    ___________   ___________
                                                     37,829,373    38,439,361

Minority interest in operating partnerships           3,475,699     3,520,925

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,553,528, including
    5,914 shares and 6,214 shares in
    treasury as of December 31, 1999
    and 1998, respectively                            6,759,417     6,758,619
  Undistributed income other than from
   gain on the sale of real estate                      192,584       496,940
  Undistributed net realized gain from the
   sale of real estate                                1,316,078     1,316,078
  Cost of treasury shares                               (40,466)      (42,518)
                                                    ___________   ___________
                                                      8,227,613     8,529,119
                                                    ___________   ___________
                                                    $49,532,685   $50,489,405
                                                    ___________   ___________
                                                    ___________   ___________
See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                                Year ended December 31
                                           1999         1998         1997
                                       __________   __________   __________
Income:
Real estate operations:
  Rental Income                       $12,854,221  $12,470,119   $9,076,399
  Income from direct
   financing leases                        37,331       50,897       53,466
  Other income                            258,292      253,709      155,179
                                       __________   __________   __________
                                       13,149,844   12,774,725    9,285,044
  Less:
    Real estate operating expenses      5,337,115    4,966,967    3,528,637
    Depreciation                        1,800,474    1,753,216    1,270,519
    Real estate taxes                   1,233,153    1,267,304      960,150
                                       __________   __________   __________
                                        8,370,742    7,987,487    5,759,306
                                       __________   __________   __________
                                        4,779,102    4,787,238    3,525,738
Interest income                            77,443       70,118       79,253
                                       __________   __________   __________
                                        4,856,545    4,857,356    3,604,991
Expenses:
Interest                                3,070,700    3,201,369    2,202,376
State income taxes                        119,934      150,100      151,395
General and administrative expenses       594,634      515,558      419,152
                                       __________   __________   __________
                                        3,785,268    3,867,027    2,772,923
                                       __________   __________   __________
Income before minority interest
 in operating partnerships              1,071,277      990,329      832,068

Minority interest in operating
 partnerships                            (137,722)    (106,767)      26,879
                                       __________   __________   __________
Net income                               $933,555     $883,562     $858,947
                                       __________   __________   __________
                                       __________   __________   __________
Earnings per share:

  Basic earnings per share                  $0.60        $0.57        $0.57

  Diluted earnings per share                $0.60        $0.57        $0.56


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

                              _________  __________  __________  __________  __________  __________
Balance at December 31, 1996  1,453,939  $6,249,104  $1,284,028  $1,316,078   ($516,019) $8,333,191
  Net income for 1997                  -          -     858,947           -           -     858,947
  Dividends ($.87 per share)           -          -  (1,307,219)          -           -  (1,307,219)
  Shares issued for real
   estate acquisition            24,175     274,991           -           -           -     274,991
  Treasury shares sold           48,000     193,560           -           -     328,440     522,000
  Stock options exercised        21,200      40,964           -           -     145,061     186,025

                              _________  __________  __________  __________  __________  __________
Balance at December 31, 1997  1,547,314   6,758,619     835,756   1,316,078     (42,518)  8,867,935
  Net income for 1998                  -          -     883,562           -           -     883,562
  Dividends ($.79 per share)           -          -  (1,222,378)          -           -  (1,222,378)

                              _________  __________  __________  __________  __________  __________
Balance at December 31, 1998  1,547,314   6,758,619     496,940   1,316,078     (42,518)  8,529,119
  Net income fro 1999                  -          -     933,555           -           -     933,555
  Dividends ($.80 per share)           -          -  (1,237,911)          -           -  (1,237,911)
  Stock options exercised           300         798           -           -       2,052       2,850

                              _________  __________  __________  __________  __________  __________
Balance at December 31, 1999  1,547,614  $6,759,417    $192,584  $1,316,078    ($40,466) $8,227,613

                              _________  __________  __________  __________  __________  __________
                              _________  __________  __________  __________  __________  __________

See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                 Year ended December 31
                                             1999        1998        1997
                                         __________  __________  __________
Operating Activities
Net income                                 $933,555    $883,562    $858,947
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization          1,849,791   1,805,010   1,304,744
   Minority interest                        137,722     106,767     (26,879)
   Changes in operating assets
    and liabilities:
     Restricted cash                       (205,701)    (23,680)    (78,045)
     Accounts and accrued income
      receivable                             39,495     (99,945)    (77,165)
     Other assets                           (17,620)      7,880      11,697
     Accounts payable and accrued
      liabilities                            15,947       5,963     147,471
     Tenants' security deposits and
      unearned rent                         (42,089)     44,280     (42,845)
                                         __________  __________  __________
Net cash provided by operations           2,711,100   2,729,837   2,097,925

Investing Activities:
Investment in short term investments            -           -    (2,474,313)
Proceeds from maturities of short term
 investments                                    -           -     3,065,306
Acquisition of real estate, net of
 debt assumed                                   -           -    (2,858,857)
Purchase of property and improvements      (602,152)   (690,672)   (422,483)
Purchase of management contracts                -           -      (650,475)
Lease principal payments received            31,732      53,268      41,913
                                         __________  __________  __________
Net cash used in investing activities      (570,420)   (637,404) (3,298,909)

Financing Activities:
Net short-term bank
 borrowings (repayments)                        -    (1,550,000)  1,650,000
Net proceeds from mortgage
 notes payable                                  -     6,689,609   1,126,684
Principal payments on mortgage
 notes payable                             (595,994) (5,910,838)   (518,152)
Sale of treasury shares                       2,850         -       708,025
Distribution to minority interest          (182,947)   (145,321)        -
Dividends paid to shareholders           (1,225,760) (1,213,613) (1,298,279)
                                         __________  __________  __________
Net cash provided by (used in)
 financing activities                    (2,001,851) (2,130,163)  1,668,278
                                         __________  __________  __________
Net increase (decrease) in cash
 and cash equivalents                       138,829     (37,730)    467,294
Cash and cash equivalents
 at beginning of year                       744,901     782,631     315,337
                                         __________  __________  __________
Cash and cash equivalents
 at end of year                            $883,730    $744,901    $782,631
                                         __________  __________  __________
                                         __________  __________  __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities
 were as follows:
   Liabilities assumed in connection
    with acquisition of real estate             -           -   $13,761,000

See accompanying notes.


Century Realty Trust
Notes to Consolidated Financial Statements
December 31, 1999

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

Revenue Recognition:

The revenue of the Trust primarily consists of rental income associated with short-term leases from apartments with terms generally of one year or less. Rental income is recognized when earned.

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

Income Taxes:

The Trust intends to continue to qualify as a real estate investment trust as defined in the Internal Revenue Code and will distribute the majority of its taxable income. Realized gains on the sale of investments are distributed to shareholders if and when recognized for income tax purposes. Assuming compliance with other requirements of the Code, income so distributed will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the consolidated financial statements.

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


2.  Real Estate Investments

Real estate investments consist principally of apartments and commercial properties in Indiana. In connection with these properties, the Trust is principally a lessor using short-term operating leases except for two restaurant properties which it leases to the operators using long-term agreements expiring in 2004. In addition to specified minimum payments, the restaurant leases provide for contingent rentals based upon percentage of gross receipts derived by the lessees. The Trust has no obligation to grant purchase options to the lessees.

The Trust's net investment in direct financing leases consists of:

                                              1999          1998
                                          ------------   ----------

Minimum lease payments receivable            $324,968     $393,992
Estimated unguaranteed residual values         47,419      101,484
Unearned income                              (109,736)    (147,067)
                                          ------------   ----------
Net investment                               $262,651     $348,409
                                          ------------   ----------
                                          ------------   ----------


At December 31, 1999 future minimum lease payments receivable from direct financing leases are $66,095 for 2000 through 2003, and $60,587 for 2004. Also, at December 31, 1999, future minimum annual lease payments due from noncancellable operating leases are $69,099 for 2000 through 2003, and $17,329 for 2004.


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

The acquisition agreement provided that the Trust would use its best efforts to grant to each beneficial owner of O.P. units, commencing two years after closing, the right to exchange those units on a one for one basis for shares of beneficial interest of the Trust. Such exchange rights were granted in December, 1999, effective January 1, 2000 and on the first day of each quarter thereafter, and will exist until November 27, 2007, at which time the Trust may, at its option, require the exchange of any remaining outstanding O.P. units. Holders of 160,110 O.P. units elected to exchange their units for shares of beneficial interest as of January 1, 2000. The Trust repurchased 9,813 of those shares, for a total cost of $117,756, from residents of certain states with which the Trust elected not to register its shares. As a result of the exchanges, the Trust acquired 55.8% of the limited partnership interests in the Porter Portfolio partnerships as of January 1, 2000.

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

    Date                                             Number    Year
  Acquired    Property            Location          of Units   Built
  --------    --------            --------          --------   -----
   11/97  Barcelona          Kokomo, Indiana             64     1971
   11/97  Beech Grove        Jeffersonville, Indiana    182     1973
   11/97  Hampton Court      Indianapolis, Indiana       92     1980
   11/97  Sheffield Square   New Albany, Indiana        152     1974
   11/97  West Wind Terrace  Indianapolis, Indiana       96     1967



4.  Short-term Debt

The Trust, since April 1997, has maintained an unsecured line of credit. The line of credit is renewed annually, and at December 31, 1999, the maximum borrowing limit was $3,000,000. As of December 31, 1999 and 1998, the Trust had borrowed $100,000, which it expects to repay from funds provided by operations. The line of credit rate of interest was 7.4% and at December 31, 1999 and 1998.

At December 31, 1999 and 1998, approximately $614,000 and $539,000, respectively, in bank deposit accounts represent collateral for the short-term debt.


5.  Mortgage Notes Payable

Mortgage notes applicable to properties owned by the Trust are payable in monthly installments, including interest at rates ranging from 7% to 9 1/2% per annum, and mature from December 1, 2000 to August 1, 2008. At December 31, 1999 and 1998, mortgage notes payable by the Trust amounted to $25,313,508 and $24,805,261, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31,1999 are: 2000, $3,950,730; 2001, $433,145; 2002, $1,509,775; 2003, $1,727,012; 2004,
$1,162,730  and thereafter, $16,530,116.

Mortgage notes applicable to properties included in the Porter Portfolio controlled by the Trust are payable in monthly installments, including interest at rates ranging from 8 1/8% to 8 7/8% per annum, and mature from June 1, 2006 to May 1, 2030. At December 31, 1999 and 1998, mortgage notes payable by partnerships controlled by the Trust amounted to $9,757,906 and $9,862,147 respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 1999 are: 2000, $108,715; 2001, $118,569; 2002, $114,873; 2003, $109,406; 2004, $119,362 and thereafter
$9,256,115.

Cash paid for interest was $3,071,684, $3,077,610, and $2,093,275 for years ended December 31, 1999, 1998, and 1997, respectively.

At December 31, 1999, approximately $29,540,000 of the owned real estate investments, and $12,790,000 of controlled real estate investments, after allowances for depreciation, represent collateral for the mortgage notes payable.


6.  Shareholder Rights Plan

In 1989, the Board of Trustees adopted a Shareholder Rights Plan and distributed as a dividend one purchase right (a "Right") for each outstanding share of beneficial interest. At December 31, 1999 there were 1,547,614 Rights outstanding. In September, 1999, the Board of Trustees adopted an amendment to the Rights Declaration to extend the expiration date and to increase the purchase price for each share of beneficial interest pursuant to the exercise of Right.

Each Right entitles the holder to purchase from the Trust one share of beneficial interest at a price of $20 per share, subject to certain antidilution adjustments. The Rights are not exercisable or transferable apart from the shares until certain events occur relating to the acquisition of shares of the Trust as defined in the Plan. The Rights may be redeemed by the Board of Trustees at a redemption price of $.01 per Right until certain events relating to the acquisition of shares of the Trust as defined by the Plan occur.

The Rights will expire December 31, 2004, unless the date is extended or the Rights are exercised by the holder or redeemed by the Trust before that date. Until exercised, the holder of the Rights, as such, will have no rights as a shareholder of the Trust, including, without limitation, the right to vote as a shareholder or receive dividends.


7.  Stock Options

In 1994, the Board of Trustees granted each of the then five members of the Board an option to purchase up to 5,000 shares of beneficial interest of the Trust. The options were exercisable on or before March 21, 1997, at a price of $8.75 per share, the fair market value at the date of grant. Options for 2,000 shares and 20,500 shares were exercised in 1996 and 1997, respectively. Options for 1,500 shares granted in 1994 expired unexercised on March 21, 1997.

In 1996, the Board of Trustees granted to a newly-elected trustee, an option to purchase up to 5,000 shares of beneficial interest exercisable on or before April 30, 1999, at a price of $9.50 per share, the fair market value at the date of the grant. Options for 700 shares and 300 shares were exercised in 1997 and 1999, respectively. The option for the remaining 4,000 shares granted in 1996 expired unexercised on April 30, 1999. Upon expiration of that option, the Board of Trustees granted the same trustee a new option to purchase 4,000 shares exercisable on or before April 30, 2002, at a price of $12.375, the fair market value at the date of the grant. The option for 4,000 shares was unexercised at December 31, 1999.


8.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Trust in estimating its fair value disclosures for financial instruments:

Cash, Cash Equivalents and Restricted Cash: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Short-term Debt and Mortgage Notes Payable: The fair values of the Trust's mortgage notes payable are estimated using discounted cash flow analyses, based on the Trust's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Trust's financial instruments are as follows:

                                             December 31, 1999

                                    Carrying Amount         Fair Value
                                    ----------------     ---------------
Cash and cash equivalents            $    883,730          $   884,000
Restricted cash                         1,257,705            1,258,000
Short-term debt                           100,000              100,000
Mortgage notes payable                 35,091,414           36,100,000


                                            December 31, 1998
                                    Carrying Amount         Fair Value
                                    ----------------      --------------
Cash and cash equivalents            $    744,901          $    745,000
Restricted cash                         1,052,003             1,052,000
Short-term debt                           100,000               100,000
Mortgage notes payable                 35,667,408            36,718,000


9. Earnings Per Share

A reconciliation of the numerator and denominator of the earnings per share computation is as follows:
                                        1999         1998        1997
                                     ----------   ----------  ----------
Numerator:
  Numerator for basic and diluted
   earnings per share                $  933,555   $  883,562   $ 858,947

                                     ----------   ----------  ----------
                                     ----------   ----------  ----------
Denominator:
  Denominator for basic earnings per
   share-weighted average shares      1,547,516    1,547,314   1,515,436
  Effect of dilutive securities:
     Stock options                          341        3,335       6,320
                                      ----------  ----------   ----------
Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions                         1,547,857    1,550,649   1,521,756
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------

Basic earnings per share             $      .60   $      .57   $     .57
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------
Diluted earnings per share           $      .60   $      .57   $     .56
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------

Shareholder rights have not been included in the earnings per share calculation because they would be anti-dilutive at December 31, 1999, 1998 and 1997.

10. Year 2000 Readiness (Unaudited)

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the services of third parties. The Company will continue to monitor its mission critical computer applications and those of its management companies throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.



Report of Independent Auditors

Board of Trustees
Century Realty Trust

We have audited the accompanying consolidated balance sheets of Century Realty Trust and Subsidiaries (the "Trust") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Realty Trust and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                     ERNST & YOUNG LLP


February 18, 2000



SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
CENTURY REALTY TRUST

December 31, 1999

                                               Col. B        Col. C                        Col. D
                                                                                       Cost Capitalized
                                                          Initial Cost to Company    Subsequent to Acquisition
                                                          _________________________  _______________________
                                                                         Buildings
                                                                            and                     Carrying
                Description                 Encumbrances      Land     Improvements  Improvements    Costs
________________________________________________________  ___________  _____________ _____________ ___________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN       First mortg       $56,700      $852,500      $372,902          ---
  Park Forest (64), Marion, IN              First mortg        57,800       517,200       643,954          ---
  Fontenelle (176), Kokomo, IN                  None          128,000     1,622,000     1,405,975          ---
  Park Plaza I (88), Indianapolis, IN           None           37,655       693,295       336,701          ---
  Park Plaza II (96), Indianapolis, IN          None           47,345       871,705                        ---
  Driftwood Park (48), Indianapolis, IN     First mortg       117,000     1,168,308       161,386          ---
  Regency Royale (132), Mishawaka, IN       First mortg       125,000     3,638,499       140,344          ---
  Creek Bay (208), Indianapolis, IN         First mortg       340,940     7,101,480        94,267          ---
  Eagle Creek Park (188), Indianapolis, IN  First mortg       378,000     5,679,172       375,296          ---
  Fox Run (256), Indianapolis, IN           First mortg       398,000     6,446,469       289,896          ---
  Charter Oaks (192), Evansville, IN        First mortg       241,500     4,851,716        83,201          ---
  Barcelona (64), Kokomo, IN                First mortg        59,200     1,350,384        73,685          ---
  Beech Grove (182), Jeffersonville, IN     First mortg       469,000     3,612,360        87,014          ---
  Hampton Court (92), Indianapolis, IN      First mortg       225,600     1,481,900        16,538          ---
  Sheffield Square (152), New Albany, IN    First mortg       227,000     4,020,424        49,304          ---
  West Wind Terrace (96), Indianapolis, IN  First mortg       136,700     1,610,241        31,081          ---
Commercial (square feet):                                                                                  ---
  Office/Warehouse (38,000), Carmel, IN     First mortg        54,000       446,075       154,784          ---
  Office (17,000), Indianapolis, IN             None           71,500       457,818        57,278          ---
  Office (34,000), Indianapolis, IN         First mortg       348,725     1,184,344        58,431          ---
Net leased restaurants (square feet):                                                                      ---
  Miami Subs (3,500), Longwood, FL              None          113,479        54,026          ---           ---
  Fortune House (5,000), Indianapolis, IN       None          136,494          ---           ---           ---
                                                           __________   ___________    __________  ___________
                                                            3,769,638    47,659,916     4,432,037          ---
Equipment--various locations                    None             ---        492,266       812,568          ---
                                                           __________   ___________    __________  ___________
             TOTAL REAL ESTATE INVESTMENTS                 $3,769,638   $48,152,182    $5,244,605          ---
                                                           __________   ___________    __________  ___________
                                                           __________   ___________    __________  ___________

Undeveloped land - various locations            None          $99,675  $             $                     ---
                                                           __________   ___________    __________  ___________
                                                           __________   ___________    __________  ___________



                                                          Col. E
                                                   Gross Amount at Which
                                                Carried at Close of Period
                                       _______________________________________
                                                      Buildings
                                                         and
                Description                 Land     Improvements      Total
______________________________________   ___________  _____________ ____________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN       $63,445    $1,218,657     1,282,102
  Park Forest (64), Marion, IN               57,800     1,161,154     1,218,954
  Fontenelle (176), Kokomo, IN              128,000     3,027,975     3,155,975
  Park Plaza I (88), Indianapolis, IN        37,655     1,029,996     1,067,651
  Park Plaza II (96), Indianapolis, IN       47,345       871,705       919,050
  Driftwood Park (48), Indianapolis, IN     117,000     1,329,694     1,446,694
  Regency Royale (132), Mishawaka, IN       125,000     3,778,843     3,903,843
  Creek Bay (208), Indianapolis, IN         340,940     7,195,747     7,536,687
  Eagle Creek Park (188), Indianapolis, IN  378,000     6,054,468     6,432,468
  Fox Run (256), Indianapolis, IN           398,000     6,736,365     7,134,365
  Charter Oaks (192), Evansville, IN        241,500     4,934,917     5,176,417
  Barcelona (64), Kokomo, IN                 59,200     1,424,069     1,483,269
  Beech Grove (182), Jeffersonville, IN     469,000     3,699,374     4,168,374
  Hampton Court (92), Indianapolis, IN      225,600     1,498,438     1,724,038
  Sheffield Square (152), New Albany, IN    227,000     4,069,728     4,296,728
  West Wind Terrace (96), Indianapolis, IN  136,700     1,641,322     1,778,022
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN      54,000       600,859       654,859
  Office (17,000), Indianapolis, IN          71,500       515,096       586,596
  Office (34,000), Indianapolis, IN         348,725     1,242,775     1,591,500
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL          113,479        54,026       167,505
  Fortune House (5,000), Indianapolis, IN   136,494          ---        136,494
                                         __________   ___________   ___________
                                          3,776,383    52,085,208    55,861,591
Equipment--various locations                   ---      1,304,834     1,304,834
                                         __________   ___________   ___________
    TOTAL REAL ESTATE INVESTMENTS        $3,776,383   $53,390,042   $57,166,425 (A)
                                         __________   ___________   ___________
                                         __________   ___________   ___________

Undeveloped land - various locations        $99,675  $      ___         $99,675 (B)
                                         __________   ___________   ___________
                                         __________   ___________   ___________




                                              Col. F         Col. G      Col. H        Col.I

                                                                                    Life on Which
                                                                                   Depreciation in
                                                                                    Latest Income
                                            Accumulated     Date of       Date       Statements
                Description                 Depreciation   Construction  Acquired    Is Computed
__________________________________________  _____________  ___________  __________  _____________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN          $958,811          1965    01/73         31 years
  Park Forest (64), Marion, IN                  852,290          1962    01/73         31 years
  Fontenelle (176), Kokomo, IN                2,262,447          1966    01/73         29 years
  Park Plaza I (88), Indianapolis, IN           731,701          1965    01/73         33 years
  Park Plaza II (96), Indianapolis, IN          706,080          1967    01/73         33 years
  Driftwood Park (48), Indianapolis, IN         488,234          1963    09/89         28 years
  Regency Royale (132), Mishawaka, IN           630,350          1983    06/93         40 years
  Creek Bay (208), Indianapolis, IN           1,098,632          1992    12/93         40 years
  Eagle Creek Park (188), Indianapolis, IN      916,595          1974    03/94         40 years
  Fox Run (256), Indianapolis, IN               816,330          1974    03/95         40 years
  Charter Oaks (192), Evansville, IN            309,796          1984    06/97         40 years
  Barcelona (64), Kokomo, IN                     78,081          1971    11/97         33 years
  Beech Grove (182), Jeffersonville, IN         196,065          1973    11/97         33 years
  Hampton Court (92), Indianapolis, IN           80,153          1980    11/97         33 years
  Sheffield Square (152), New Albany, IN        219,135          1974    11/97         33 years
  West Wind Terrace (96), Indianapolis, IN       87,139          1967    11/97         33 years
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN         357,802          1972    10/77         33 years
  Office (17,000), Indianapolis, IN             199,018          1966     7/86         33 years
  Office (34,000), Indianapolis, IN              85,194          1975     5/97         40 years
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL                5,897          1978     1/79           N/A
  Fortune House (5,000), Indianapolis, IN          ---           1979    11/79           N/A
                                            ___________
                                             11,079,750
Equipment--various locations                    610,329        Various    Various     3-15 years
                                            ___________
       TOTAL REAL ESTATE INVESTMENTS        $11,690,079 (A)
                                            ___________
                                            ___________

Undeveloped land - various locations              ---            N/A       1/73          N/A
                                            ___________
                                            ___________




(A) The aggregate carrying value for tax purposes is $40,488,640
(B) The aggregate carrying value for tax purposes is $72,522



SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
CENTURY REALTY TRUST
December 31, 1999
                                                           Total Land,
                                               Buildings     Buildings
                                                     and           and                Accumulated  Undeveloped
                                      Land  Improvements  Improvements    Equipment  Depreciation        Land
                                __________  ____________  ____________   __________   ___________  ___________
Balance December 31, 1996        2,068,658    32,912,673    34,981,331      838,254     7,476,182      99,675
   Additions:
      Acquisitions               1,707,725    18,111,370    19,819,095      245,845          ---         ---
      Improvements                    ---        317,366       317,366      105,117          ---         ---
      Depreciation                    ---           ---           ---          ---      1,265,602        ---
   Deductions:
      Fully amortized costs           ---         65,366        65,366       35,088       100,454        ---
                                __________   ___________   ___________   __________   ___________    ________
Balance December 31, 1997        3,776,383    51,276,043    55,052,426    1,154,128     8,641,330      99,675
   Additions:
      Improvements                    ---        440,443       440,443      189,934          ---         ---
      Depreciation                    ---           ---           ---          ---      1,670,185        ---
   Deductions:
      Fully amortized costs           ---         74,278        74,278       70,426       144,704        ---
                                __________   ___________   ___________   __________   ___________    ________
Balance December 31, 1998       $3,776,383   $51,642,208   $55,418,591   $1,273,636   $10,166,811     $99,675
   Additions:
      Improvements                    ---        514,380       514,380      141,799          ---         ---
      Depreciation                    ---           ---           ---          ---      1,705,249        ---
   Deductions:
      Fully amortized costs           ---         71,380        71,380      110,601       181,981        ---
                                __________   ___________   ___________   __________   ___________    ________
Balance December 31, 1999       $3,776,383   $52,085,208   $55,861,591   $1,304,834   $11,690,079     $99,675
