Form 10-Q
period 2000-03-31
CENTURY REALTY TRUST
filed 2000-05-12
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON,  D.C. 20549

                                     FORM 10Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000             Commission File Number 0-7716



                               CENTURY REALTY TRUST
               (Exact name of Registrant as specified in its charter)


            INDIANA                                          35-1284316
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                           Identification No.)



823 Chamber of Commerce Building                               46204
    Indianapolis, Indiana                                    (ZipCode)
Address of principal executive offices)


Registrant's telephone number, including area code	    (317)632-5467

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



Shares of Beneficial Interest, no par value               1,718,331 shares



Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                    March         December
                                                   31, 2000       31, 1999
                                                 ___________    ___________
Assets
Real estate investments:
  Land                                            $3,776,383     $3,776,383
  Buildings                                       52,131,126     52,085,208
  Equipment                                        1,336,703      1,304,834
  Allowances for depreciation                    (12,124,134)   (11,690,079)
                                                 ___________    ___________
                                                  45,120,078     45,476,346
  Net investment in direct financing leases          254,413        262,651
                                                 ___________    ___________
                                                  45,374,491     45,738,997
Cash and cash equivalents                          1,108,976        883,730
Restricted cash                                    1,511,492      1,257,705
Accounts and accrued income receivable               366,600        434,583
Unamortized management contracts                     498,602        514,861
Unamortized mortgage costs                           478,332        490,661
Undeveloped land                                      99,675         99,675
Other assets                                         101,938        112,473
                                                 ___________    ___________
                                                 $49,540,106    $49,532,685
                                                 ___________    ___________
                                                 ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                   $100,000       $100,000
  Mortgage notes payable                          34,915,115     35,071,414
  Accounts payable and accrued liabilities           428,802        516,089
  Interest                                           261,630        263,795
  State income and property taxes                  1,781,874      1,392,522
  Tenants' security deposits and unearned rent       548,945        485,553
                                                 ___________    ___________
                                                  38,036,366     37,829,373

Minority interest in operating partnerships        1,537,054      3,475,699

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,713,638 shares (1,553,528 shares
    at December 31, 1999), including 15,727
    shares (5,914 shares at December 31, 1999)
    in treasury                                    8,691,948      6,759,417
  Undistributed income other than from
   gain on the sale of real estate                   116,882        192,584
  Undistributed net realized gain from the
   sale of real estate                             1,316,078      1,316,078
  Cost of treasury shares                           (158,222)       (40,466)
                                                 ___________    ___________
                                                   9,966,686      8,227,613
                                                 ___________    ___________
                                                 $49,540,106    $49,532,685
                                                 ___________    ___________
                                                 ___________    ___________
See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                                     Three Months
                                                    Ended March 31
                                                 2000           1999
                                              __________     __________
Income:
Real estate operations:
  Rental Income                               $3,189,364     $3,212,316
  Income from direct financing leases              8,286          9,333
  Other income                                    73,455         66,213
                                              __________     __________
                                               3,271,105      3,287,862
  Less:
    Real estate operating expenses             1,271,118      1,261,389
    Depreciation                                 452,099        457,432
    Real estate taxes                            357,284        367,534
                                              __________     __________
                                               2,080,501      2,086,355
                                              __________     __________
                                               1,190,604      1,201,507
Interest                                          19,395         14,682
                                              __________     __________
                                               1,209,999      1,216,189
Expenses:
Interest                                         748,937        769,177
State income taxes                                31,676         40,512
General and administrative                       151,079        134,491
                                              __________     __________
                                                 931,692        944,180

Income before minority interest
 in operating partnerships                       278,307        272,009

Minority interest in operating
 partnerships                                     14,427         50,581
                                              __________     __________
Net income                                      $263,880       $221,428
                                              __________     __________
                                              __________     __________
Per share data:

  Basic earnings per share                         $0.15          $0.14

  Diluted earnings per share                       $0.15          $0.14


See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                       Three Months
                                                      Ended March 31
                                                     2000         1999
                                                 __________     __________
Operating Activities
Net income                                         $263,880       $221,428
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                    464,427        469,696
   Minority interest                                 14,427         50,581
   Changes in operating assets
    and liabilities:
     Restricted cash                               (174,685)      (292,084)
     Accounts and accrued income receivable          50,125       (385,464)
     Other assets                                     8,751         (7,801)
     Accounts payable and accrued liabilities       384,824        505,584
     Tenants' security deposits and
      unearned rent                                 (85,110)       (30,432)
                                                 __________     __________
Net cash provided by operations                     926,639        531,508

Investing Activities:
Purchase of property and improvements               (77,786)       (76,111)
Lease principal payments received                     8,238          9,738
                                                 __________     __________
Net cash used in investing activities               (69,548)       (66,373)

Financing Activities:
Principal payments on mortgage notes payable       (156,299)      (138,759)
Shares purchased for treasury                      (117,756)             0
Dividends paid to shareholders                     (337,250)      (307,267)
Distributions to minority interest                  (20,540)       (42,190)
                                                 __________     __________
Net cash used in financing activities              (631,845)      (488,216)
                                                 __________     __________
Net increase in cash and cash equivalents           225,246        (23,081)
Balance at beginning of period                      883,730        744,901
                                                 __________     __________
Balance at end of period                         $1,108,976       $721,820
                                                 __________     __________
                                                 __________     __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 160,110 shares of beneficial
    interest in exchange for 160,110
    operating partnership units of
    controlled partnerships                      $1,932,532             $0
                                                 __________     __________
                                                 __________     __________

See accompanying notes.


NOTES TO FINANCIAL STATEMENTS

CENTURY REALTY TRUST
March 31, 2000
Unaudited

NOTE 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1999.


NOTE 2 - MORTGAGE NOTES PAYABLE

     Ten of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $210,000, including interest at fixed rates ranging from 6.97% to 9% per annum, and which mature from December 1, 2000 to August 1, 2008. Scheduled payments during the three months ended March 31, 2000 decreased mortgage loan balances, in the aggregate, by $128,965.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $76,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May 1, 2030. Scheduled payments during the three months ended March 31, 2000 decreased mortgage loan balances, in the aggregate, by $27,334.


Note 3 - Real Estate Investment Transactions

     In November, 1997, the Trust, through its wholly-owned subsidiary, CR Management, Inc., acquired for 286,908 operating partnership units and other consideration, the general partner interest in five limited partnerships each of which owned as its principal asset a single apartment property. In accordance with a provision in the agreement the Trust granted, effective January 1, 2000, to all beneficial owners of partnership units the right to exchange their units for an equal number of shares of the Trust. Holders of 160,110 units elected to exchange units for shares as of January 1, 2000.
The Trust immediately repurchased for treasury 9,813 of those shares.  On
April 1, 2000, holders of 21,499 units elected to exchange units for shares. The Trust immediately repurchased 1,079 of those shares for treasury. The exchange offer provides that exchanges will be exercised effective on the first day of each calendar quarter. Following the exchanges as of April 1, 2000, 105,299 operating partnership units were outstanding.


NOTE 4 - FEDERAL INCOME TAXES

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

     At March 31, 2000 and 1999, and throughout the quarters then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 1999 annual report. At March 31, 2000 and 1999 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the second quarter of 2000, and that operating income and expenses will be comparable with the second quarter of 1999.


RESULTS OF OPERATIONS

     For the first quarter of 2000, the Trust reported a $16,700, or .5%, decrease in income from real estate operations from the comparable 1999 period. Income from apartment operations decreased by $10,000, or .3%, from the prior year. Higher average rental rates in 2000, up 1.1%, were more than offset by lower economic occupancy rates. Economic occupancy for the first quarter of 2000 was 92.8%, down from 94% in the prior year quarter.

     Rental properties other than apartments accounted for 5.6% of total income from rental operations in the first quarter of 2000. Gross income from non-apartment properties decreased $6,800 from the prior year quarter due primarily to lower occupancy rates. Occupancy rates averaged 93% during the first quarter of 2000, down from 97% during the comparable quarter of 1999.

     Operating expenses, excluding interest and depreciation, for all of the apartment properties amounted to 48.1% of gross possible income for the first quarter of 2000, down from 48.4% for the prior year period, and amounted to an increase of $6,582, or .4%, in total operating expenses. A comparatively moderate winter season following an unusually severe winter a year ago resulted in lower utility costs and winter-related repair expenses during the 2000 quarter. Snow and ice removal costs during the 2000 quarter amounted to approximately $18,000, one half the cost incurred in the first quarter a year ago.

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

     Annual listing fees for NASDAQ of $6,900 and an increase of $10,600 in legal fees related to general business matters accounted for the increase in general and administrative expenses between the quarters ended March 31, 2000 and 1999.

     Administrative salaries and related payroll taxes and benefits, increased by less than $600, approximately 1%, over the prior year quarter. In the first quarter of 2000, general and administrative expenses consumed 4.6% of income from real estate operations, up from 4.1% in the first quarter of 1999.

     Interest expense, all of which related to loans outstanding throughout the first quarters of 2000 and 1999, decreased by $20,240 due the scheduled reduction of loan balances. Interest expense applicable to mortgage loans on partnership-owned properties accounted for $2,100 of the reduction.


FINANCIAL CONDITION AND LIQUIDITY

     On April 6, 2000, the Trust declared a $.20 per share cash distribution payable May 15, 2000 to shareholders of record April 28, 2000. With 1,697,911 shares outstanding, that distribution will require $339,582. Four of the five controlled partnerships declared surplus cash distributions aggregating $52,300 payable May 25, 2000 to partners of record April 28, 2000.

     Other than the requirement of $391,882 for declared, but unpaid distributions management is not aware of any significant transactions or events which would require material expenditures in 2000.

     Except for $100,000 of short-term debt, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2000. No transactions or events have occurred to indicate that funds provided by operations during the balance of 2000 will differ disproportionately from the first quarter of the year. At March 31, 2000, the Trust held cash and cash equivalents of approximately $936,000 in its own accounts and $172,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.


INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 1999 and 2000.


                                    PART II

     Item 6(b). No events occurred during the three months ended March 31, 2000, which would have necessitated the filing of a report on Form 8K.

                          MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at March
31, 2000, and December 31, 1999, and the results of its operations and its cash flow for the three months ended March 31, 2000, and March 31, 1999, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1999 annual report.


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




                                      CENTURY REALTY TRUST



Date_____________                   By___________________________
                                      John I. Bradshaw, Jr.
                                      President and Treasurer


Date_____________                   By____________________________
                                      David F. White
                                      Controller