Form 10-Q
period 2000-06-30
CENTURY REALTY TRUST
filed 2000-08-11
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C. 20549

                                   FORM 10Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000             Commission File Number 0-7716



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



Shares of Beneficial Interest, no par value              1,723,377 shares


Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                     June         December
                                                   30, 2000       31, 1999
                                                 ___________    ___________
Assets
Real estate investments:
  Land                                            $3,776,383     $3,776,383
  Buildings                                       52,184,319     52,085,208
  Equipment                                        1,387,062      1,304,834
  Allowances for depreciation                    (12,558,339)   (11,690,079)
                                                 ___________    ___________
                                                  44,789,425     45,476,346
  Net investment in direct financing leases          246,174        262,651
                                                 ___________    ___________
                                                  45,035,599     45,738,997
Cash and cash equivalents                          1,342,009        883,730
Restricted cash                                    1,241,515      1,257,705
Accounts and accrued income receivable               286,971        434,583
Unamortized management contracts                     482,343        514,861
Unamortized mortgage costs                           466,002        490,661
Undeveloped land                                      99,675         99,675
Other assets                                          50,052        112,473
                                                 ___________    ___________
                                                 $49,004,166    $49,532,685
                                                 ___________    ___________
                                                 ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                   $100,000       $100,000
  Mortgage notes payable                          34,759,297     35,071,414
  Accounts payable and accrued liabilities           462,471        516,089
  Interest                                           249,534        263,795
  State income and property taxes                  1,405,197      1,392,522
  Tenants' security deposits and unearned rent       563,037        485,553
                                                 ___________    ___________
                                                  37,539,536     37,829,373

Minority interest in operating partnerships        1,300,155      3,475,699

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,735,137 shares (1,553,528 shares
    at December 31, 1999), including 16,806
    shares (5,914 shares at December 31, 1999)
    in treasury                                    8,913,640      6,759,417
  Undistributed income other than from
   gain on the sale of real estate                   104,848        192,584
  Undistributed net realized gain from the
   sale of real estate                             1,316,078      1,316,078
  Cost of treasury shares                           (170,091)       (40,466)
                                                 ___________    ___________
                                                  10,164,475      8,227,613
                                                 ___________    ___________
                                                 $49,004,166    $49,532,685
                                                 ___________    ___________
                                                 ___________    ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                Three Months             Six Months
                                Ended June 30            Ended June 30
                           _______________________  _______________________
                               2000       1999         2000        1999
                           ___________ ___________  ___________ ___________
Income:
Real estate operations:
  Rental Income            $3,277,125  $3,176,985   $6,466,489  $6,389,301
  Income from direct
    financing leases            8,285       9,333       16,571      18,666
  Other income                 56,077      52,035      129,532     118,248
                           __________  ___________  ___________ ___________
                            3,341,487   3,238,353    6,612,592   6,526,215
  Less:
    Operating expenses      1,359,950   1,318,458    2,631,068   2,579,847
    Depreciation              452,248     433,520      904,347     890,952
    Real estate taxes         314,479     322,130      671,763     689,664
                           __________  ___________  ___________ ___________
                            2,126,677   2,074,108    4,207,178   4,160,463
                           __________  __________   __________  __________
                            1,214,810   1,164,245    2,405,414   2,365,752
Interest                       21,312      25,104       40,707      39,786
                           __________  ___________  ___________ ___________
                            1,236,122   1,189,349    2,446,121   2,405,538
Expenses:
Interest                      729,583     767,938    1,478,520   1,537,115
State income taxes             32,092      40,331       63,768      80,843
General and administrative    138,649     132,779      289,728     267,270
                           __________  ___________  ___________ ___________
                              900,324     941,048    1,832,016   1,885,228
                           ___________ ___________  ___________ ___________
Income before minority
  interest in operating
  partnerships                335,798     248,301      614,105     520,310

Minority interest in
 operating partnerships       (33,018)    (57,371)     (18,591)   (107,952)
                           __________  ___________  ___________ ___________
Net income                   $302,780    $190,930     $595,514    $412,358
                           __________  __________   __________  __________
                           __________  __________   __________  __________
Per share data:

  Basic earnings                $0.18       $0.12        $0.35       $0.27

  Diluted earnings              $0.18       $0.12        $0.35       $0.27


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                        Six Months
                                                       Ended June 30
                                                    2000          1999
                                                __________    __________
Operating Activities
Net income                                        $595,514      $412,358
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                   929,005       915,480
   Minority interest                                18,591       107,952
   Changes in operating assets
    and liabilities:
     Restricted cash                                16,190      (135,294)
     Accounts and accrued income receivable        147,612      (107,621)
     Other assets                                   58,851        (9,496)
     Accounts payable and accrued liabilities      (60,602)      112,320
     Tenants' security deposits and
      unearned rent                                 77,484       (25,182)
                                                __________    __________
Net cash provided by operations                  1,782,645     1,270,517

Investing Activities:
Purchase of property and improvements             (181,339)     (262,467)
Lease principal payments received                   16,477        16,929
                                                __________    __________
Net cash used in investing activities             (164,862)     (245,538)

Financing Activities:
Net short-term borrowings                                 -             -
Principal payments on mortgage notes payable      (312,117)     (281,391)
Sale of treasury shares                                   -        2,850
Purchase of shares for treasury                   (129,625)             -
Dividends paid to shareholders                    (677,852)     (613,861)
Distributions to minority interest                 (39,910)      (88,930)
                                                __________    __________
Net cash used in financing activities           (1,159,504)     (981,332)
                                                __________    __________
Net increase in cash and cash equivalents          458,279        43,647
Balance at beginning of period                     883,730       744,901
                                                __________    __________
Balance at end of period                        $1,342,009      $788,548
                                                __________    __________
                                                __________    __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 181,609 shares of beneficial
    interest in exchange for 181,609
    operating partnership units of
    controlled partnerships                     $2,154,223            $0
                                                __________    __________
                                                __________    __________


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
CENTURY REALTY TRUST
June 30, 2000


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


NOTE 2 - MORTGAGE NOTES PAYABLE

     Ten of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $210,000, including interest at fixed rates ranging from 6.97% to 9% per annum, and which mature from December 1, 2000 to August 1, 2008. Scheduled payments during the three months and six months ended June 30, 2000 decreased mortgage loan balances, in the aggregate, by $127,977 and $256,942, respectively.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $76,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May 1, 2030. Scheduled payments during the three months and six months ended June 30, 2000 decreased mortgage loan balances, in the aggregate, by $27,199 and $55,175, respectively.


NOTE 3 - REAL ESTATE INVESTMENT TRANSACTIONS

     In November, 1997, the Trust, through its wholly-owned subsidiary, CR Management, Inc., acquired for 286,908 operating partnership units and other consideration, the general partner interest in five limited partnerships each of which owned as its principal asset a single apartment property. In accordance with a provision in the agreement the Trust granted, effective January 1, 2000, to all beneficial owners of partnership units the right to exchange their units for an equal number of shares of the Trust. The exchange offer provides that exchanges will be exercised effective on the first day of each calendar quarter. As of January 1, 2000 and April 1, 2000, holders of 160,110 and 21,499 units, respectively, elected to exchange units for shares. The Trust immediately repurchased for treasury 10,892 of those shares. On July 1, 2000, holders of 5,046 units elected to exchange units for shares, none of which were repurchased. Following the exchanges as of July 1, 2000, 100,253, or 34.9%, of the 286,908 outstanding operating partnership units were held by minority interest partners.


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

     At June 30, 2000 and 1999, and throughout the quarters and six month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 1999 annual report. At June 30, 2000 and 1999 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trust's real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the third quarter of 2000, and that operating income and expenses in the third quarter of 2000 will approximate the comparable amounts reported for the second quarter of 2000.


RESULTS OF OPERATIONS

     For the quarter and six months ended June 30, 2000, the Trust reported increases of 3.2% and 1.4%, respectively, in gross income from real estate operations over the comparable 1999 periods. Gross income from apartment operations accounted for 102% and 119% of the increases for the quarter and six month periods. Income from apartment operations increased by 3.4% and 1.7% over the prior year quarter and six month periods on the strength of 1.1% higher average rental rates and improved occupancy. Economic occupancy for the second quarter of 2000 was 94.8%, up from 92.7% in the prior year quarter; and, for the six months ended June 30, 2000, was 93.8%, up from 93.2% during the comparable period of 1999.

     Gross revenue from rental properties other than apartments accounted for 5.6% percent of total income from rental operations in the first half of 2000. Non-apartment revenue decreased by $16,500, or 4.3% compared to the prior year half due to lower occupancy rates. Occupancy rates averaged 94% during the first half of 2000, down from 98% during the comparable six months of 1999.

     Operating expenses, excluding interest and depreciation, for the apartment properties consumed 49.8% of gross possible income for the second quarter of 2000, up from 49.6% for the prior year period, and amounted to an increase of $25,070, or 1.5%. For the six months ended June 30, 2000 and 1999, apartment operating expenses were 48.9% and 49%, respectively, of gross possible income, up $31,830, or 1%, from the comparable period of 1999. A comparatively moderate winter season following an unusually severe winter a year ago resulted in significantly lower winter-related repair expenses during the first half of 2000. Snow and ice removal costs in early 2000 amounted to approximately $18,000, one half the cost incurred in the early months of 1999.

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

     Increases in legal, accounting and other professional fees accounted for the increases of 4.4% and 8.4% in general and administrative expenses between the quarters and six-month periods ended June 30, 2000 and 1999, respectively. Annual listing fees for NASDAQ of $6,900 and an increase of $12,100 in legal fees related to general business matters accounted for 85% of the increase in general and administrative expenses between the six month periods ended June 30, 2000 and 1999. Administrative salaries and related payroll taxes and benefits changed by less than 1% for the quarter and six months ended June
30, 2000 from the prior year periods. In the first half of 2000, general and administrative expenses consumed 4.4% of income from real estate operations, up from 4.1% in the first half of 1999.

     Interest expense related to loans outstanding throughout the second quarter and six month periods of 2000 and 1999 declined by $38,400 and $58,600, respectively. A contract-provided interest rate re-set to market on a mortgage loan with an unpaid balance of $5.07 million reduced the annual percentage rate from 9.5% to 8.15% effective April 1, 2000. That rate reduction resulted in a decrease in interest expense of approximately $17,000 for the quarter and six month periods. The next interest rate re-set to market on that loan is scheduled for October 1, 2000. The balance of the decrease in interest expense from the quarter and six months a year ago resulted from the scheduled reduction of loan balances. Scheduled reduction of mortgage loan balances on partnership-owned properties accounted for $1,900 and $4,000 of the reduction in interest expense for the quarter and six month periods, respectively.


FINANCIAL CONDITION AND LIQUIDITY

     On July 6, 2000, the Trust declared a $.21 per share cash distribution payable August 14, 2000 to shareholders of record July 28, 2000. That distribution will require total disbursements of $361,909. Four of the five controlled partnerships declared surplus cash distributions that, in the aggregate, will result in the payment of $17,400 to minority interest partners of record on July 28, 2000.

     Other than the requirement for declared, but unpaid distributions, management is not aware of any significant transactions or events that would require material expenditures in the second half of 2000.

     Except for $100,000 of short-term debt, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2000. No transactions or events have occurred to indicate that funds provided by operations during the balance of 2000 will differ disproportionately from the first half of the year. At June 30, 2000, the Trust held approximately $1,342,000 in unrestricted cash which management believes is sufficient to meet anticipated working capital requirements.


INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2000 and 1999.



PART II

     Item 6(b). No events occurred during the three months ended June 30, 2000, which would have necessitated the filing of a report on Form 8K.

                        MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at June 30, 2000, and December 31, 1999, and the results of its operations and its cash flow for the three months and six months ended June 30, 2000, and June 30, 1999, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1999 annual report.



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