Form 10-Q
period 2000-09-30
CENTURY REALTY TRUST
filed 2000-11-13
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C. 20549

                                FORM 10Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000           Commission File Number 0-7716



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


Shares of Beneficial Interest, no par value              1,726,437 shares





Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                September       December
                                                 30, 2000       31, 1999
                                               ___________     __________
Assets
Real estate investments:
  Land                                          $3,776,383     $3,776,383
  Buildings                                     52,316,038     52,085,208
  Equipment                                      1,422,476      1,304,834
  Allowances for depreciation                  (12,993,414)   (11,690,079)
                                               ___________     __________
                                                44,521,483     45,476,346
  Net investment in direct financing leases        237,936        262,651
                                               ___________     __________
                                                44,759,419     45,738,997
Cash and cash equivalents                        1,490,383        883,730
Restricted cash                                  1,525,937      1,257,705
Accounts and accrued income receivable             175,244        434,583
Unamortized management contracts                   466,084        514,861
Unamortized mortgage costs                         453,673        490,661
Undeveloped land                                    99,675         99,675
Other assets                                        98,207        112,473
                                               ___________    ___________
                                               $49,068,622    $49,532,685
                                               ___________    ___________
                                               ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                 $100,000       $100,000
  Mortgage notes payable                        34,600,671     35,071,414
  Accounts payable and accrued liabilities         478,076        516,089
  Interest                                         244,849        263,795
  State income and property taxes                1,744,555      1,392,522
  Tenants' security deposits and unearned rent     536,961        485,553
                                               ___________    ___________
                                                37,705,112     37,829,373

Minority interest in operating partnerships      1,225,284      3,475,699

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,740,183 shares (1,553,528 shares
    at December 31, 1999), including 16,806
    shares (5,914 shares at December 31, 1999)
    in treasury                                  8,973,923      6,759,417
  Undistributed income other than from
   gain on the sale of real estate                  18,316        192,584
  Undistributed net realized gain from the
   sale of real estate                           1,316,078      1,316,078
  Cost of treasury shares                         (170,091)       (40,466)
                                               ___________    ___________
                                                10,138,226      8,227,613
                                               ___________    ___________
                                               $49,068,622    $49,532,685
                                               ___________    ___________
                                               ___________    ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income

                                Three Months             Nine Months
                            Ended September 30        Ended September 30
                        ___________   ___________   ___________   ___________
                            2000          1999          2000         1999
                        ___________   ___________   ___________   ___________
Income:
Real estate operations:
  Rental Income          $3,244,211    $3,238,818     $9,710,700   $9,628,119
  Income from direct
    financing leases          8,286         9,332         24,857       27,998
  Other income               84,926        71,849        214,458      190,097
                         __________   ___________    ___________  ___________
                          3,337,423     3,319,999      9,950,015    9,846,214
  Less:
    Operating expenses    1,401,673     1,406,333      4,032,741    3,986,180
    Depreciation            454,119       433,520      1,358,466    1,324,472
    Real estate taxes       335,326       324,040      1,007,089    1,013,704
                         __________   ___________    ___________  ___________
                          2,191,118     2,163,893      6,398,296    6,324,356
                         __________   ___________    ___________  ___________
                          1,146,305     1,156,106      3,551,719    3,521,858
Interest                     19,085        16,172         59,792       55,958
                         __________   ___________    ___________  ___________
                          1,165,390     1,172,278      3,611,511    3,577,816
Expenses:
Interest                    729,106       768,164      2,207,626    2,305,279
State income taxes           32,596        42,149         96,364      122,992
General and administrative  125,526       134,825        415,254      402,095
                         __________   ___________    ___________  ___________
                            887,228       945,138      2,719,244    2,830,366
                        ___________   ___________    ___________  ___________
Income before minority
  interest in operating
  partnerships              278,162       227,140        892,267      747,450

Minority interest in
 operating partnerships      (2,787)     (41,353)        (21,378)    (149,305)
                         __________   ___________    ___________  ___________
Net income                 $275,375      $185,787       $870,889     $598,145
                         __________    __________     __________   __________
                         __________    __________     __________   __________
Per share data:

  Basic earnings              $0.16         $0.12          $0.51        $0.39

  Diluted earnings            $0.16         $0.12          $0.51        $0.39


See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                          Nine Months
                                                      Ended September 30
                                                       2000          1999
                                                    __________   __________
Operating Activities
Net income                                           $870,889      $598,145
Adjustments to reconcile net
 income to cash provided by
 operating activities
   Depreciation and amortization                    1,395,454     1,361,266
   Minority interest                                   21,378       149,305
   Changes in operating assets
    and liabilities:
     Restricted cash                                 (268,232)     (380,458)
     Accounts and accrued income receivable           259,893      (154,920)
     Other assets                                       7,912      (109,679)
     Accounts payable and accrued liabilities         286,729       431,564
     Tenants' security deposits and
      unearned rent                                    51,407       (27,032)
                                                   __________    __________
Net cash provided by operations                     2,625,430     1,868,191

Investing Activities:
Purchase of property and improvements                (348,471)     (500,865)
Lease principal payments received                      24,715        24,120
                                                   __________    __________
Net cash used in investing activities                (323,756)     (476,745)

Financing Activities:
Net short-term borrowings                                   -             -
Principal payments on mortgage notes payable         (470,743)     (426,470)
Sale of treasury shares                                     -         2,850
Purchase of shares for treasury                      (129,625)            -
Dividends paid to shareholders                     (1,036,814)     (921,521)
Distributions to minority interest                    (57,839)     (135,020)
                                                   __________    __________
Net cash used in financing activities              (1,695,021)   (1,480,161)
                                                   __________    __________
Net increase in cash and cash equivalents             606,653       (88,715)
Balance at beginning of period                        883,730       744,901
                                                   __________    __________
Balance at end of period                           $1,490,383      $656,186
                                                   __________    __________
                                                   __________    __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 186,655 shares of beneficial
    interest in exchange for 186,655
    operating partnership units of
    controlled partnerships                        $2,218,092            $0
                                                   __________    __________
                                                   __________    __________


See accompanying notes.




NOTES TO FINANCIAL STATEMENTS
CENTURY REALTY TRUST
September 30, 2000


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


NOTE 2 - MORTGAGE NOTES PAYABLE

     Ten of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $210,000, including interest at fixed rates ranging from 6.97% to 9% per annum, and which mature from December 1, 2000 to August 1, 2008. Scheduled payments during the three months and nine months ended September 30, 2000 decreased mortgage loan balances, in the aggregate, by $130,215 and $387,157, respectively.

     A mortgage loan on one of the apartment properties will mature on December 1, 2000, with a balance due of $3,421,000. The
Trust intends to use proceeds from a new first mortgage loan on that property to repay the amount due. The loan that will mature provides for monthly installments of $35,458, including interest at the rate of 8.125% per annum.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $76,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May 1, 2030. Scheduled payments during the three months and nine months ended September 30, 2000 decreased mortgage loan balances, in the aggregate, by $28,411 and $83,586, respectively.


NOTE 3 - REAL ESTATE INVESTMENT TRANSACTIONS

     In November, 1997, the Trust, through its wholly-owned subsidiary, CR Management, Inc., acquired for 286,908 operating partnership units and other consideration, the general partner interest in five limited partnerships each of which owned as its principal asset a single apartment property. In accordance with a provision in the agreement the Trust granted, effective
January 1, 2000, to all beneficial owners of partnership units the right to exchange their units for an equal number of shares of the Trust. The exchange offer provides that exchanges will be exercised effective on the first day of each calendar quarter. During the nine months ended September 30, 2000, the Trust issued 186,655 shares of beneficial interest in exchange for partnership units. The Trust immediately repurchased for treasury 10,892 of those shares. On October 1, 2000, holders of 3,060 units elected to exchange units for shares, none of which were repurchased. Following the exchanges exercised on October 1, 2000, 97,193, or 33.9%, of the 286,908 outstanding operating partnership units were held by minority interest partners.

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

     At September 30, 2000 and 1999, and throughout the quarters and nine month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multiple-tenant commercial properties containing, in total, 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 1999 annual report. At
September 30, 2000 and 1999 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%).
Except for one restaurant property in Orlando, Florida, the Trust's real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the fourth quarter of 2000, and that operating income and expenses in the fourth quarter of 2000 will approximate the comparable amounts reported for the third quarter of 2000.


RESULTS OF OPERATIONS

     For the quarter and nine months ended September 30, 2000, the Trust reported increases of .5% and 1.1%, respectively, in gross income from real estate operations over the comparable 1999 periods. Gross income from apartment operations accounted for 110% and 118% of the increases for the quarter and nine month periods. Income from apartment operations increased by .6% and 1.3% over the prior year quarter and nine month periods on the strength of .5% higher average rental rates and improved occupancy. Economic occupancy for the third quarter of 2000 was 95.0%, up from 94.8% in the prior year quarter; and, for the nine months ended September 30, 2000, was 94.7%, up from 93.8% during the comparable period of 1999.

     Gross revenue from rental properties other than apartments accounted for 5.9% percent of total income from rental operations in the first nine months of 2000. Non-apartment revenue decreased by $18,240, or 3%, compared to the prior year period due to lower occupancy rates. Occupancy rates averaged 95% during the first nine months of 2000, down from 98% during the comparable period of 1999.

     Operating expenses, excluding interest and depreciation, for the apartment properties consumed 50.4% of gross possible income for the third quarter of 2000, down from 52.5% for the prior year period, and amounted to an decrease of $63,306, or 3.7%.
For the nine months ended September 30, 2000 and 1999, apartment operating expenses were 49.7% and 50.2%, respectively, of gross possible income, down $31,476, or .6%, from the comparable period of 1999. Operating expenses related to the Fox Run apartments, a 256-unit property in Indianapolis, declined by $36,298 and $46,612 for the quarter and nine month periods, respectively. At Fox Run an improved and stable occupancy level during 2000 resulted in decreases in marketing costs and painting and decorating expenses. In addition, a comparatively moderate 1999-2000 winter season following an unusually severe winter a year earlier resulted in significantly lower winter-related repair expenses during the first quarter of 2000. Snow and ice removal costs in early 2000 amounted to approximately $18,000, one half the cost incurred in the early months of 1999.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for the current year periods represents one-fourth (quarter) and three-fourths (nine months) of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the current year with allowances for anticipated rate increases comparable with past experience.

     Interest expense related to loans outstanding throughout the third quarter and nine month periods of 2000 and 1999 declined by $39,058 and $97,653, respectively. A contract-provided interest rate re-set to market on a mortgage loan with an unpaid balance of $5.07 million reduced the annual percentage rate from 9.5% to 8.15% effective April 1, 2000. That rate reduction resulted in a decreases in interest expense of approximately $17,000 and $34,000 for the quarter and nine-month periods, respectively. The next interest rate re-set to market on that loan is scheduled for October 1, 2000. The balance of the decrease in interest expense from the quarter and nine months a year ago resulted from the scheduled reduction of loan balances.

     An increase in trustee compensation accounted for 59% of the increase of 3.3% in general and administrative expenses between the nine-month periods ended September 30, 2000 and 1999. At the annual shareholder meeting on May 3, 2000, the number of compensated trusteeships was increased from three to six. The timing of the annual NASDAQ listing fee accounted for 74% of the 6.9% decrease in general and administrative expenses between the
quarters ended 	September 30, 2000 and 1999.  The initial fee,
paid at the time of listing, was incurred in the third quarter, 1999. For 2000, that fee was paid and reported in the first quarter. Administrative salaries and related payroll taxes and benefits changed by less than 1% for the quarter and nine months ended September 30, 2000 from the prior year periods. In the first nine months of 2000, general and administrative expenses consumed 4.2% of income from real estate operations, up from 4.1% in the first nine months of 1999.



FINANCIAL CONDITION AND LIQUIDITY

     On October 5, 2000, the Trust declared a $.21 per share cash distribution payable November 13, 2000 to shareholders of record October 27, 2000. That distribution will require total disbursements of $362,552. Three of the five controlled partnerships declared surplus cash distributions that, in the aggregate, will result in the payment in November of $9,500 to minority interest partners of record on October 27, 2000.

     On December 1, 2000, an 8.25% mortgage loan payable will mature with an unpaid balance of approximately $3.4 million.
Management believes that the amount due at maturity represents approximately 55% of the fair market value of the apartment property that is collateral for the loan. A replacement mortgage loan will be obtained, however no commitment has yet been obtained from a prospective lender. If necessary, the Trust will use its $3 million bank credit facility and cash on hand to retire the loan until it obtains a new long-term mortgage loan.

     Other than the requirement for declared, but unpaid distributions, and the interim financing requirement to replace the maturing mortgage loan, management is not aware of any significant transactions or events that would require material expenditures in the fourth quarter of 2000.

     Except for $100,000 of short-term debt, and the eminent requirement to replace the maturing mortgage loan, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2000. No transactions or events have occurred to indicate that funds provided by operations during the balance of 2000 will differ disproportionately from the first three quarters of the year.
At September 30, 2000, the Trust held approximately $1,490,000 in unrestricted cash which management believes is sufficient to meet its anticipated requirements.



INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2000 and 1999.





PART II

     Item 6(b). No events occurred during the three months ended September 30, 2000, which would have necessitated the filing of a report on Form 8K.


                  MANAGEMENT REPRESENTATIONS

      The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at September 30, 2000, and December 31, 1999, and the results of its operations and its cash flow for the three months and nine months ended September 30, 2000, and September 30, 1999, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 1999 annual report.



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