Form 10-K
period 2000-12-31
CENTURY REALTY TRUST
filed 2001-04-02
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20259

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000  Commission file number 0-7716

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $16,059,982, based upon the average bid and asked prices on March 12, 2001.

Shares of Beneficial Interest, no par value--1,729,331 shares outstanding as of March 12, 2001.


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



ITEM 2. PROPERTIES

The following investment properties were owned by the registrant at December 31, 2000:

                                         Year    No. of     1999      Net
Apartments          Location           Acquired  Units  Occupancy   Investment
----------          --------           --------  ------ ---------   ----------
Park Plaza          Indianapolis, IN     1973     176        90%   $   539,723
Fontenelle          Kokomo, IN           1973     176        94        871,094
Park Forest         Marion, IN           1973      64        97        326,286
Chester Heights     Richmond, IN         1973     110        95        297,584
Driftwood Park      Indianapolis, IN     1989      48        95        932,261
Regency Royale      Mishawaka, IN        1993     132        96      3,228,157
Creek Bay           Indianapolis, IN     1993     208        94      6,394,846
Eagle Creek         Indianapolis, IN     1994     188        94      5,425,264
Fox Run             Indianapolis, IN     1995     256        93      6,280,514
Charter Oaks        Evansville, IN       1997     192        92      4,804,683
Barcelona*          Kokomo, IN           1997      64        98      1,419,337
Beech Grove*        Jeffersonville, IN   1997     182        95      3,953,317
Hampton Court*      Indianapolis, IN     1997      92        94      1,666,250
Sheffield Square*   New Albany, IN       1997     152        98      4,024,663
West Wind Terrace*  Indianapolis, IN     1997      96        84      1,708,797
                                                -----              -----------
Total Apartments                                2,136	       93     41,872,778

* Property is owned by a partnership controlled by the Trust.

                                         Year    Square  Currently     Net
Commercial          Location           Acquired   Feet    Leased    Investment
----------          --------           --------  ------  ---------  ----------
Office/Warehouse
 401 Industrial Dr. Carmel, IN           1977    38,000      91%   $   273,635
Office Buildings
 1810 E. 62nd St.   Indianapolis, IN     1986    17,000      95        371,133
 3510-20 E. 96th St., Indianapolis, IN   1997    34,000      91      1,488,542
                                                  ------            -----------
Total Commercial                                 89,000              2,133,310

                                         Year    Square    Lease       Net
Restaurants         Location           Acquired   Feet   Expires    Investment
-----------         --------           --------  ------  --------   ----------
Fortune House       Indianapolis, IN     1979     5,000     2004       366,192
Miami Subs          Orlando, FL          1979     3,500     2004       155,711
                                                  -----                -------
Total Restaurants                                 8,500                521,903
                                                                   -----------
ALL INVESTMENT PROPERTIES                                          $44,527,991
                                                                   -----------
                                                                   -----------

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded on the NASDAQ SmallCap market. Cash distributions are paid approximately 45 days after the end of each quarter. The high and low published bid prices and distributions for the last two years were:

                                           Distributions
2000                High         Low          Declared
----                ----         ----      -------------
1st Quarter        $12.25       $10.75         $0.20
2nd Quarter         13.00         9.56          0.20
3rd Quarter         13.00         9.88          0.21
4th Quarter         12.94        10.75          0.21

1999
----
1st Quarter        $12.75       $12.25         $0.20
2nd Quarter         12.75        12.38          0.20
3rd Quarter         12.63        12.31          0.20
4th Quarter         12.75        11.50          0.20

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and number of apartments



Years ended December 31,    2000      1999      1998      1997     1996
------------------------    ----      ----      ----      ----     ----
Operating Data:
Rental and other
 operating income         $13,294   $13,227   $12,885   $ 9,364  $ 8,385
Gains on sale of property       -         -         -         -        -
Income before minority
 interest in operating
 partnerships               1,133     1,071       990       832    1,022
Net income                  1,110       934       884       832    1,022

Cash distributions declared 1,408     1,238     1,222     1,307    1,192
Weighted average number
 of shares outstanding      1,717     1,548     1,547     1,515    1,454
Per share:
  Basic earnings          $  0.65   $  0.60   $  0.57   $  0.57  $  0.70
  Diluted earnings           0.65      0.60      0.57      0.56     0.69
  Distributions declared     0.82      0.80      0.79      0.87     0.82


Balance Sheet Data:
Total real estate
 investments(a)           $57,539   $57,429   $57,041   $56,608  $36,261
Allowances for
 depreciation             (13,011)  (11,690)  (10,167)   (8,641)  (7,476)
Total assets               47,821    49,533    50,489    51,528   30,538
Mortgage and other
 notes payable             34,013    35,171    35,767    36,478   20,438
Total liabilities          36,588    37,829    38,439    39,124   22,205
Minority interest in
 operating partnerships     1,149     3,476     3,531     3,536        -
Shareholders' equity       10,084     8,228     8,529     8,868    8,333
Number of shares
 outstanding                1,726     1,548     1,547     1,547    1,454

Other Data:
Cash flow data:
  Cash provided by
   operating activities   $ 3,148   $ 2,711   $ 2,730   $ 2,098  $ 1,977
  Cash (used in)
   investing activities      (498)     (570)   (  637)   (3,299)    (609)
  Cash provided by (used
   in) financing
   activities              (2,752)   (2,002)   (2,130)   (1,668)  (1,242)

Funds from operations(b):
  Income before minority
   interest in operating
   partnerships           $ 1,133   $ 1,071   $   990   $   832  $ 1,022
  Deduct gains on sale
   of property                  -         -         -         -        -
  Add back investment real
   estate depreciation      1,774     1,770     1,741     1,265    1,111
  Deduct funds attributed
   to minority interest      (160)     (492)     (450)        -        -
                          -------   -------   -------   -------  -------
Funds from operations     $ 2,747   $ 2,349   $ 2,281   $ 2,097  $ 2,133
                          -------   -------   -------   -------  -------
                          -------   -------   -------   -------  -------
Apartment units owned(a):
  Owned at December 31      2,136     2,136     2,136     2,136    1,358
  Weighted average number
   of apartments owned
   during the year          2,136     2,136     2,136     1,503    1,358

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Contained in this discussion and elsewhere in this annual report are forward-looking statements which management believes to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained.

During all of 2000 and 1999 the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the apartment properties containing 586 units are owned by separate partnerships that are controlled by the Trust through a wholly-owned subsidiary. A detailed description of partnership-owned real estate acquisitions is contained in Note 3 "Real Estate Investment Transactions" in the financial statements.

In 1999, the Trust registered 286,908 shares of beneficial interest which were subsequently offered to holders of an equal number of operating partnership units in the five partnership entities it has controlled, as General Partner, since November, 1997. As of January 1, 2001, holders of 192,609 partnership units, representing 67.1% of outstanding units, had exercised their exchange options. Unit holders who have not exercised their options may do so as of the first day of each calendar quarter through 2007 (See Note 3 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on funds from operations and net income per share during the next year.

At December 31, 2000 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). The apartment communities account for most of the rental income and expenses reported. The 2,136 apartment units in the portfolio throughout 2000 and 1999 contributed 94.3% and 94%, respectively, of the total revenue from real estate operations, and 98.6% and 98.5%, respectively, of the total real estate operating expenses.

RESULTS OF OPERATIONS -- 2000

The Trust experienced increases of approximately .6% in income and 1.9% in expenses, other than depreciation, related to its
apartment operations in 2000.   The commercial and restaurant
properties experienced a decrease in gross income and a slight decrease in operating expenses in 2000 compared to the previous year.

The restaurant property in Orlando, Florida has been, since early 1999, operated as a Miami Subs franchised restaurant under a five-year operating lease with the operator. The Trust was notified in late February, 2001, that the operator had closed the restaurant and intends to declare bankruptcy. A prospective lessee-operator, approved by the franchisor, has proposed to lease the property from the Trust, either under a new lease with similar terms, or an assumption of the existing
lease.   A decision with respect to the proposed lease has been
deferred until an independent appraisal of the property is completed.

The increase in gross income from apartment properties resulted from the combined effect of 1.9% higher average rental rates and a 1.3% decrease in overall occupancy rates. Apartment occupancy rates decreased from an average of 94.3% in 1999 to 93.2% in 2000. At December 31, 2000 the aggregate occupancy rate for the Trust's apartment properties was 93.5%. At the end of 1999, the overall apartment occupancy was 95%. Real estate operating expenses, including real estate taxes (excluding interest and depreciation) for the apartment properties increased 1.9%.

Operating expenses amounted to 50.1% of gross possible income for both 2000 and 1999. Approximately 89% of the increase in operating expenses related to property employee costs which include salaries, payroll taxes and group insurance benefits. Property employee costs in 2000 increased by 7% from 1999. Approximately half of the increase resulted from adding employees to perform certain maintenance, painting and janitorial services previously provided by outside contractors. The remainder of the increase represented increased compensation
rates and health insurance costs.   Employee costs, as a percent
of gross possible income, increased from 11.6% in 1999 to 12.3% in 2000. The combined costs for maintenance and repairs, painting and decorating and building services declined from 10.3% in 1999 to 10% in 2000.

The Fox Run apartments, a 256-unit property in Indianapolis, produced the most impressive operating improvement in 2000 over 1999. Following two difficult years of sub-par occupancy and high expense ratios, economic occupancy increased from 88.9% in 1999 to 92.6% in 2000. Operating expenses, in amount and as a percent of gross possible income, decreased from the previous year. The operating expense ratio in 2000 was 55.2%, down from 60.5% in 1999.

At the opposite extreme, the most disappointing performance was turned in by the West Wind Terrace Apartments, a partnership-owned property in which the Trust currently has a 45% equity interest. The average occupancy rate for West Wind Terrace during 2000 was 84.3%, down from 92% in 1999. Its operating expense ratios also show a negative comparison of 48.4% to 44.2% for 2000 and 1999, respectively. An occupancy improvement and resident retention program was implemented during 2000 that included interior and exterior improvements. Interior improvements included installing new carpet, appliances and cabinetry in selected units. Exterior improvements included paving and, where necessary, replacing sidewalks and curbs. By March 1, 2001, the occupancy rate had recovered to 92%.

Nonresidential properties, which accounted for 5.7% of total income from operations in 2000, and 6% in 1999, experienced a 4.7% decrease in gross income. The decrease resulted primarily
from lower occupancy rates in 2000.   The two office properties
that, in the aggregate, contain 51,000 square feet were the Trust's most efficient commercial property investments in 2000, both as to occupancy rate and expense ratio. Together, they averaged 95% occupancy during 2000, which resulted in a 1.8% increase in rental income. Low turnover of tenants during the year resulted in a decrease in operating expenses to 28.4% of gross income in 2000 from 31.6% in 1999.

During 2000, 41% of the $101,000 of interest income earned by the Trust was earned at money market rates on sweep account demand deposit funds and 41% was earned at savings account rates on restricted cash balances. The balance was received from a property management firm formerly employed by the Trust whose services were terminated in 1999. Restricted cash balances consist of tax and insurance escrow deposits and replacement fund balances held by mortgage lenders, and tenant security deposit savings accounts. In 2000, the Trust earned a 5.06% average rate of return on an average total amount of cash and short-term investments of $793,000, exclusive of the restricted cash accounts over which the Trust does not have investment discretion. In 1999, 33% of the interest income earned by the Trust was derived from the day to day investment of excess cash deposits at money market rates of return that averaged 3.9% on an average daily balance of $655,000.

The reduction in interest expense from the prior year includes approximately $55,000 that resulted from the scheduled conversion, effective in the second quarter of 2000, of a $5,075,000 mortgage loan balance from a fixed rate of interest to a variable rate. The balance of the reduction resulted from the scheduled debt service payments.

In December, 2000, a mortgage loan with a balance of $3.4 million matured and was paid with a combination of cash on hand and a short-term bank loan against the Trust's line of credit. The interest cost incurred in 2000 on the short-term loan was comparable to the amount that would have been incurred had the mortgage loan not matured.

For 2000, interest expense related to Trust-owned properties, including the short-term loan referred to above, averaged 8.26% on average outstanding balances of $25.1 million. For 1999, the overall effective interest rate was 8.27% on average outstanding mortgage loan balances of $25.6 million. For partnership-owned properties, the average effective interest rate for 2000 and 1999 was 8.85% on average outstanding loan balances of $9.8 and $9.9 million, respectively.

General and administrative expenses amounted to 4.2% of income from real estate operations in 2000, compared with 4.5% in 1999. Employee compensation costs, which includes payroll taxes and benefits, that are included in administrative expenses amounted to $251,300 in 2000, up .6% from $249,700 in 1999.

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

LIQUIDITY AND SOURCES OF CAPITAL

On January 4, 2001, the Trust declared a $.21 per share cash distribution payable February 19, 2001 to holders of record on January 26, 2001 of its 1,729,331 outstanding shares of beneficial interest. The cash requirement for that distribution amounts to $363,160. Three of the five partnerships declared surplus cash distributions aggregating $41,000 payable February 26, 2001, including $12,000 payable to minority interest partners of record January 26, 2001.

Management plans to apply, during the first quarter of 2001, for a first mortgage loan to replace the loan which matured and was paid off in late 2000. Management believes that, based on negotiations with prospective lenders, the application will be approved and that the proceeds will be received in the second quarter. The proceeds will be used to repay the short-term bank loan and replace working capital used to repay the matured mortgage loan. To the extent that the new loan amount exceeds the $3.4 million balance that was repaid in 2000, the additional funds will be used for investment and/or repayment of other mortgage debt with higher interest rates and no significant prepayment penalties.

Other than the cash required to pay declared distributions, management is not aware of any significant transactions or events which would require material expenditures in 2001. The Trust has no other obligations, nor has it made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 2001. At December 31, 2000, the Trust and its controlled partnerships had $781,000 in cash, including $251,000 in partnership accounts, which management believes is sufficient to meet anticipated capital requirements.

Management expects to continue to operate the Trust as a real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. At December 31, 2000, the Trust had no undistributed earnings and profits. Distributions to shareholders during 2000, which totaled $1,408,000, included all of the Trust's taxable income and earnings and profits for 2000 plus $209,000 that was designated as return of capital. During 1999, the Trust distributed $1,238,000, of which $118,000 was designated as return of capital. During 2000, the aggregate surplus cash distributed to the minority interest partners by the controlled partnerships totaled $65,000.

Due to differences in depreciation rates and carrying values of some properties, reported income for 2000 was 10% lower; for 1999, 14% lower; and, for 1998 15% lower, than income for income tax purposes.

IMPACT OF INFLATION

Inflation has not had a significant impact on the Trust during 2000, 1999 and 1998.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 7 through 15 of the annual shareholders report for the year ended December
31, 2000, are included as exhibits under Item 14.

Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2000 is as follows:

                                                 Three Months Ended
                                 ______________________________________________

                                   March 31    June 30 September 30 December 31
________________________________________________________________________________
Rental and other operating income $3,271,105  $3,341,487 $3,337,423  $3,242,992
Income before minority interest
  in operating partnerships          278,307     335,798    278,162     240,313
Net income                           263,880     302,780    275,375     268,140

Earnings per share:
Basic                             $     0.15  $     0.18  $    0.16  $     0.16
Diluted                           $     0.15  $     0.18  $    0.16  $     0.16

Unaudited summarized consolidated quarterly financial data for the year ended December 31, 1999 is as follows:

                                                 Three Months Ended
                                 ______________________________________________

                                  March 31    June 30 September 30 December 31
________________________________________________________________________________
Rental and other operating income $3,287,862  $3,238,353 $3,319,999  $3,303,630
Income before minority interest
  in operating partnerships          272,009     248,341    227,140     323,787
Net income                           221,428     190,930    185,787     335,410

Earnings per share:
Basic                             $     0.14  $     0.12  $    0.12  $     0.22
Diluted                           $     0.14  $     0.12  $    0.12  $     0.22



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or reported disagreements have occurred which are to be disclosed hereunder.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relative to members of the Board of Trustees and nominee(s) for election to the Board of Trustees, which is included in the proxy statement for the annual meeting of shareholders to be held May 2 2001, is incorporated herein by reference. The proxy statement was filed with the Commission pursuant to Regulation 14A on March 23, 2001. The Trust has no executive officers other than those individuals presently serving as Trustees.

ITEM 11. EXECUTIVE COMPENSATION

Information relative to management remuneration and transactions is included in the proxy statement for the annual meeting of shareholders to be held May 2, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relative to security ownership of certain beneficial owners and management is included in the proxy statement for the annual meeting of shareholders to be held May 2, 2001, and is incorporated herein by reference.

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


                                    CENTURY REALTY TRUST


Date:  3/29/01                      By: S/ JOHN I. BRADSHAW, JR.
                                        President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  3/27/01                          S/ DAVID F. WHITE
                                        Controller


Date:  3/30/01                          S/ FRANCIS M. HAPAK
                                        Trustee, Chairman of the Board


Date:  3/30/01                          S/ JOHN W. ADAMS
                                        Trustee


Date:  3/30/01                          S/JOHN J. DILLON
                                        Trustee


Date:  3/30/01                          S/ MARVIN L. HACKMAN
                                        Trustee


Date:  3/30/01                          S/ JOHN A. WALLACE
                                        Trustee


Date:  3/30/01                          S/MURRAY R. WISE
                                        Trustee


ITEM 14(A)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                       SCHEDULES

The following financial statements of Century Realty Trust and Subsidiaries are included herein and in the annual report of the Registrant to its shareholders for the year ended December 31, 2000:

     Consolidated balance sheets - December 31, 2000 and 1999

     Consolidated statements of income - Years ended December 31, 2000, 1999 and 1998

     Consolidated statements of cash flows - Years ended December 31, 2000,
                                             1999 and 1998

     Consolidated statements of shareholders' equity - Years ended December 31,
                                                       2000, 1999 and 1998

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


                  CONSENT OF INDEPENDENT AUDITORS

Board of Trustees
Century Realty Trust

We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Century Realty Trust of our report dated
February 18, 2001, included in the 2000 Annual Report to
Shareholders of Century Realty Trust.

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


                                            S/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 26, 2001


Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                            December 31
                                                       2000          1999
                                                     ___________   ___________
Assets
Real estate investments:
  Land                                               $3,776,383    $3,776,383
  Buildings                                          52,231,244    52,085,208
  Equipment                                           1,301,796     1,304,834
  Allowances for depreciation                       (13,011,130)  (11,690,079)
                                                     ___________   ___________
                                                     44,298,293    45,476,346
  Net investment in direct financing leases             229,698       262,651
                                                     ___________   ___________
                                                     44,527,991    45,738,997
Cash and cash equivalents                               781,215       883,730
Restricted cash                                       1,295,266     1,257,705
Stort-term investments
Accounts and accrued interest receivable                130,998       434,583
Unamortized management contracts                        449,826       514,861
Unamortized mortgage costs                              441,906       490,661
Undeveloped land                                         99,675        99,675
Other assets                                             94,259       112,473
                                                     ___________   ___________
                                                    $47,821,136   $49,532,685
                                                     ___________   ___________
                                                     ___________   ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                    $3,000,000      $100,000
  Mortgage notes payable                             31,013,235    35,071,414
  Accounts payable and accrued liabilities              426,647       516,089
  Accrued Interest                                      251,817       263,795
  Accrued State income and property taxes             1,391,927     1,392,522
  Tenants' security deposits and unearned rent          503,952       485,553
                                                     ___________   ___________
                                                     36,587,578    37,829,373

Minority interest in operating partnerships           1,149,187     3,475,699

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued - 1,743,243 shares in 2000 and
    1,553,528 in 1999, including 16,806
    shares in 2000 and 5,914 shares in 1999,
    in treasury                                       9,043,334     6,759,417
  Undistributed(overdistributed)income other
   than from gain on the sale of real estate           (104,950)      192,584
  Undistributed net realized gain from the
   sale of real estate                                1,316,078     1,316,078
  Cost of treasury shares                              (170,091)      (40,466)
                                                     ___________   ___________
                                                     10,084,371     8,227,613
                                                     ___________   ___________
                                                    $47,821,136   $49,532,685
                                                     ___________   ___________
                                                     ___________   ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                                Year ended December 31
                                           2000         1999         1998
                                        __________   __________   __________
Income:
Real estate operations:
  Rental Income                       $12,859,735  $12,854,221  $12,470,119
  Income from direct
   financing leases                        33,142       37,331       50,897
  Other income                            300,130      258,292      253,709
                                        __________   __________   __________
                                       13,193,007   13,149,844   12,774,725
  Less:
    Real estate operating expenses      5,457,880    5,337,115    4,966,967
    Depreciation                        1,781,461    1,800,474    1,753,216
    Real estate taxes                   1,303,226    1,233,153    1,267,304
                                        __________   __________   __________
                                        8,542,567    8,370,742    7,987,487
                                        __________   __________   __________
                                        4,650,440    4,779,102    4,787,238
Interest income                           101,058       77,443       70,118
                                        __________   __________   __________
                                        4,751,498    4,856,545    4,857,356
Expenses:
Interest                                2,953,433    3,070,700    3,201,369
State income taxes                        113,181      119,934      150,100
General and administrative expenses       552,304      594,634      515,558
                                        __________   __________   __________
                                        3,618,918    3,785,268    3,867,027
                                        __________   __________   __________
Income before minority interest
 in operating partnerships              1,132,580    1,071,277      990,329

Minority interest in operating
 partnerships                             (22,405)    (137,722)    (106,767)
                                        __________   __________   __________
Net income                             $1,110,175     $933,555     $883,562
                                        __________   __________   __________
                                        __________   __________   __________
Earnings per share:

  Basic earnings per share                  $0.65        $0.60        $0.57

  Diluted earnings per share                $0.65        $0.60        $0.57


See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Shareholders' Equity

                                                   Undistributed
                                                 Overdistributed Undistributed
                                                    Income Other           Net
                             Outstanding               Than From      Realized
                               Shares of   Shares of     Gain on     Gain from     Cost of
                               Benefical   Benefical     Sale of       Sale of    Treasury
                                Interest    Interest Real Estate   Real Estate      Shares       Total
                               _________  __________  __________    __________  __________  __________
Balance at December 31, 1997  1,547,314  $6,758,619    $835,756    $1,316,078    ($42,518) $8,867,935
  Net income for 1998                  -          -     883,562             -           -     883,562
  Dividends ($.79 per share)           -          -  (1,222,378)            -           -  (1,222,378)
                               _________  __________  __________    __________  __________  __________
Balance at December 31, 1998  1,547,314   6,758,619     496,940     1,316,078     (42,518)  8,529,119
  Net income for 1999                  -          -     933,555             -           -     933,555
  Dividends ($.80 per share)           -          -  (1,237,911)            -           -  (1,237,911)
  Stock options exercised           300         798           -             -       2,052       2,850
                               _________  __________  __________    __________  __________  __________
Balance at December 31, 1999  1,547,614   6,759,417     192,584     1,316,078     (40,466)  8,227,613
  Shares issued                 189,715   2,283,917           -             -           -   2,283,917
  Shares purchased
    for treasury                (10,892)                                         (129,625)   (129,625)
  Net income for 2000                  -          -   1,110,175             -           -   1,110,175
  Dividends ($.82 per share)           -          -  (1,407,709)            -           -  (1,407,709)
                               _________  __________  __________    __________  __________  __________
Balance at December 31, 2000  1,726,437  $9,043,334   ($104,950)   $1,316,078   ($170,091)$10,084,371
                               _________  __________  __________    __________  __________  __________
                               _________  __________  __________    __________  __________  __________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                               Year ended December 31
                                             2000        1999        1998
                                          __________  __________  __________
Operating Activities
Net income                               $1,110,175    $933,555    $883,562
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
   Depreciation and amortization          1,830,216   1,849,791   1,805,010
   Minority interest                         22,405     137,722     106,767
   Changes in operating assets
    and liabilities:
     Restricted cash                        (37,561)   (205,701)    (23,680)
     Accounts and accrued income
      receivable                            303,585      39,495     (99,945)
     Other assets                            10,810     (17,620)      7,880
     Accounts payable and accrued
      liabilities                          (110,258)     15,947       5,963
     Tenants' security deposits and
      unearned rent                          18,399     (42,089)     44,280
                                          __________  __________  __________
Net cash provided by operations           3,147,771   2,711,100   2,729,837

Investing Activities:
Purchase of property and improvements      (530,969)   (602,152)   (690,672)
Lease principal payments received            32,953      31,732      53,268
                                          __________  __________  __________
Net cash used in investing activities      (498,016)   (570,420)   (637,404)

Financing Activities:
Net short-term bank
 borrowings (repayments)                  2,900,000          -   (1,550,000)
Net proceeds from mortgage
 notes payable                                   -           -    6,689,609
Principal payments on mortgage
 notes payable                           (4,058,179)   (595,994) (5,910,838)
Shares purchased for treasury              (129,625)         -           -
Sale of treasury shares                          -        2,850          -
Distributions to minority interest          (64,999)   (182,947)   (145,321)
Dividends paid to shareholders           (1,399,467) (1,225,760) (1,213,613)
                                          __________  __________  __________
Net cash used in
 financing activities                    (2,752,270) (2,001,851) (2,130,163)
                                          __________  __________  __________
Net increase (decrease) in cash
 and cash equivalents                      (102,515)    138,829     (37,730)
Cash and cash equivalents
 at beginning of year                       883,730     744,901     782,631
                                          __________  __________  __________
Cash and cash equivalents
 at end of year                            $781,215    $883,730    $744,901
                                          __________  __________  __________
                                          __________  __________  __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities
 were as follows:
   Issued 189,715 shares of
    beneficial interest in exchange
    for operating partnership units      $2,283,917          -           -
      (See note 3)

See accompanying notes.



Century Realty Trust
Notes to Consolidated Financial Statements
December 31, 2000

1. Significant Accounting Policies

Organization and Management Agreements:

Century Realty Trust (the Trust) commenced operations under a Plan of Reorganization as of January 1, 1973, as the successor in interest to American National Trust and Republic National Trust. Charter Oaks Associates, LLC and CR Management, Inc. were formed as wholly-owned subsidiaries in 1997. CR Management, Inc. is the manager and sole general partner of five partnerships, each of which owns one apartment property as its principal asset. As the sole general partner and pursuant to each partnership agreement, the Trust has full, exclusive and complete responsibility and discretion in the management and control of each of these five partnerships. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. Interests held by limited partners in the five real estate partnerships are controlled by the Trust and are reflected as minority interests in operating partnerships. Charter Oaks Associates, LLC holds title to the Charter Oaks apartments in Evansville, Indiana, which the Trust purchased in 1997.

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

Unamortized Management Contracts:

Unamortized management contracts represents the allocation of the purchase price related to the Porter Portfolio acquisition identifiable with obtaining management of those properties (See
Note 3). Amortization is computed by the straight-line method for a 10 year period which is the number of years the limited partners in the five controlled partnerships have to exchange their operating partnership units (O.P. units) into shares of beneficial interest of the Trust.

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

The Trust's net investment in direct financing leases consists of:

                                               2000          1999
                                           ------------   ------------

Minimum lease payments receivable            $258,873      $324,968
Estimated unguaranteed residual values         47,419        47,419
Unearned income                               (76,594)     (109,736)
                                          ------------   ------------
Net investment                               $229,698      $262,651
                                          ------------   ------------
                                          ------------   ------------

At December 31, 2000 future minimum lease payments receivable from direct financing leases are $66,095 for 2001 through 2003, and $60,587 for 2004. Also, at December 31, 2000, future minimum annual lease payments due from noncancelable operating leases are $69,099 for 2001 through 2003, and $17,329 for 2004.


3.  Real Estate Investment Transactions

During 1997, the Trust, through its wholly-owned subsidiary, CR Management, Inc., acquired from a single unrelated seller, the general partner interest in five limited partnerships (the "Porter Portfolio") each of which owned as its principal asset, a single apartment property.

The acquisition resulted in creating five new partnerships that issued, in the aggregate, 286,908 O.P. units to the selling partnerships for their contribution of net assets to the newly-formed partnerships. At the date of acquisition, the market value of the Trust's shares of beneficial interest was $11.625 per share.

The acquisition agreement provided that the Trust would use its best efforts to grant to each beneficial owner of O.P. units, commencing two years after closing, the right to exchange those units on a one for one basis for shares of beneficial interest of the Trust. Such exchange rights were granted in December, 1999, effective January 1, 2000 and on the first day of each quarter thereafter, and will exist until November 27, 2007, at which time the Trust may, at its option, require the exchange of any remaining outstanding O.P. units. Holders of 189,715 O.P. units elected to exchange their units for shares of beneficial interest during 2000. The Trust repurchased 10,892 of those shares, for a total cost of $129,625, from residents of certain states with which the Trust elected not to register its shares. As a result of the exchanges, the Trust acquired 66.1% of the limited partnership interests in the Porter Portfolio partnerships during 2000.

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

4.  Short-term Debt

The Trust maintains a line of credit which is renewed annually, and at December 31, 2000, the maximum borrowing limit was $3,000,000. As of December 31, 2000 and 1999, the Trust had borrowed $3,000,000 and $100,000, respectively. The Trust expects to repay the current balance in the first half of 2001 with proceeds from a long-term mortgage loan on one of its apartment properties. The line of credit rate of interest was 9.5% and 7.4% and at December 31, 2000 and 1999, respectively.

At December 31, 2000 and 1999, approximately $273,000 and
$614,000, respectively, in bank deposit accounts represent collateral for the short-term debt.


5.  Mortgage Notes Payable

Mortgage notes applicable to properties wholly owned by the Trust are payable in monthly installments, including interest at rates ranging from 7% to 9 1/2% per annum, and mature from December 1, 2002 to August 1, 2008. At December 31, 2000 and 1999, mortgage notes payable by the Trust amounted to $21,368,039 and $25,313,508, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2000 are: 2001, $419,336; 2002, $1,486,605; 2003,
$1,693,544; 2004, $1,117,937; 2005, $4,979,905 and thereafter,
$11,670,712.

Mortgage notes applicable to properties included in the Porter Portfolio controlled by the Trust are payable in monthly installments, including interest at rates ranging from 8 1/8% to 8 7/8% per annum, and mature from June 1, 2006 to May 1, 2030. At December 31, 2000 and 1999, mortgage notes payable by partnerships controlled by the Trust amounted to $9,645,196 and $9,757,906 respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2000 are: 2001, $118,569; 2002, $114,873; 2003, $109,406; 2004,
$119,362; 2005, $134,180 and thereafter $9,048,806.

Cash paid for interest was $2,965,411, $3,071,684, and $3,077,610 for years ended December 31, 2000, 1999, and 1998, respectively.

At December 31, 2000, approximately $24,010,000 of the owned real estate investments, and $12,770,000 of controlled real estate investments, after allowances for depreciation, represent collateral for the mortgage notes payable.


6.  Shareholder Rights Plan

In 1989, the Board of Trustees adopted a Shareholder Rights Plan and distributed as a dividend one purchase right (a "Right") for each outstanding share of beneficial interest. At December 31, 2000 there were 1,726,437 Rights outstanding. Each Right entitles the holder to purchase from the Trust one share of beneficial interest at a price of $20 per share, subject to certain antidilution adjustments. The Rights are not exercisable or transferable apart from the shares until certain events occur relating to the acquisition of shares of the Trust as defined in the Plan. The Rights may be redeemed by the Board of Trustees at a redemption price of $.01 per Right until certain events relating to the acquisition of shares of the Trust as defined by the Plan occur.

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

In May, 2000, the Board of Trustees granted to each of three newly elected Trustees, an option to purchase up to 5,000 shares of beneficial interest exercisable on or before April 30, 2003, a price of $10.25 per share, the fair market value at the date of grant.

All of the options granted in 1999 and 2000 were unexercised at December 31, 2000.

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

The carrying amounts and fair values of the Trust's financial instruments are as follows:

                                             December 31, 2000

                                    Carrying Amount         Fair Value
                                    ----------------      ---------------
Cash and cash equivalents            $    781,215          $    781,000
Restricted cash                         1,295,266             1,295,000
Short-term debt	                      3,000,000             3,000,000
Mortgage notes payable                 31,013,235            31,210,000


                                             December 31, 1999
                                    Carrying Amount          Fair Value
                                    ----------------       --------------
Cash and cash equivalents            $    883,730          $    884,000
Restricted cash                         1,257,705             1,258,000
Short-term debt        	                  100,000               100,000
Mortgage notes payable                 35,071,414            35,100,000


9. Earnings Per Share

A reconciliation of the numerator and denominator of the earnings per share computation is as follows:

                                        2000         1999        1998
                                     ----------   ----------  ----------
Numerator:
  Numerator for basic and diluted
   earnings per share                $1,110,175   $  933,555   $ 883,562

                                     ----------   ----------  ----------
                                     ----------   ----------  ----------
Denominator:
  Denominator for basic earnings per
   share-weighted average shares      1,716,560    1,547,516   1,547,314
  Effect of dilutive securities:
     Stock options                          807          341       3,335
                                       ----------  ----------   ----------
Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions                         1,717,367    1,547,857   1,550,649
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------

Basic earnings per share             $      .65   $      .60   $     .57
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------
Diluted earnings per share           $      .65   $      .60   $     .57
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------

Shareholder rights have not been included in the earnings per share calculation because they would be anti-dilutive at December 31, 2000, 1999 and 1998.


Report of Independent Auditors

Board of Trustees
Century Realty Trust

We have audited the accompanying consolidated balance sheets of Century Realty Trust and Subsidiaries (the "Trust") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Realty Trust and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                           S/ ERNST & YOUNG LLP


February 18, 2001
Indianapolis, IN


SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

CENTURY REALTY TRUST

December 31, 2000

                                               Col. B        Col. C                         Col. D
                                                                                        Cost Capitalized
                                                          Initial Cost to Company    Subsequent to Acquisition
                                                          _________________________  _______________________
                                                                         Buildings
                                                                            and                     Carrying
                Description                 Encumbrances      Land     Improvements  Improvements    Costs
_________________________________________  _______________  ___________  _____________ _____________ _________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN       First mortg       $56,700      $852,500      $350,936          ---
  Park Forest (64), Marion, IN              First mortg        57,800       517,200       581,554          ---
  Fontenelle (176), Kokomo, IN                  None          128,000     1,622,000     1,341,228          ---
  Park Plaza I (88), Indianapolis, IN           None           37,655       693,295       349,990          ---
  Park Plaza II (96), Indianapolis, IN          None           47,345       871,705                        ---
  Driftwood Park (48), Indianapolis, IN     First mortg       117,000     1,168,308       177,740          ---
  Regency Royale (132), Mishawaka, IN       First mortg       125,000     3,638,499       155,107          ---
  Creek Bay (208), Indianapolis, IN         First mortg       340,940     7,101,480       105,745          ---
  Eagle Creek Park (188), Indianapolis, IN      None          378,000     5,679,172       397,887          ---
  Fox Run (256), Indianapolis, IN           First mortg       398,000     6,446,469       324,476          ---
  Charter Oaks (192), Evansville, IN        First mortg       241,500     4,851,716       111,753          ---
  Barcelona (64), Kokomo, IN                First mortg        59,200     1,350,384       105,539          ---
  Beech Grove (182), Jeffersonville, IN     First mortg       469,000     3,612,360        99,800          ---
  Hampton Court (92), Indianapolis, IN      First mortg       225,600     1,481,900        52,615          ---
  Sheffield Square (152), New Albany, IN    First mortg       227,000     4,020,424        63,563          ---
  West Wind Terrace (96), Indianapolis, IN  First mortg       136,700     1,610,241        75,390          ---
Commercial (square feet):                                                                                  ---
  Office/Warehouse (38,000), Carmel, IN     First mortg        54,000       446,075       151,481          ---
  Office (17,000), Indianapolis, IN             None           71,500       457,818        57,718          ---
  Office (34,000), Indianapolis, IN         First mortg       348,725     1,184,344        75,551          ---
Net leased restaurants (square feet):                                                                      ---
  Miami Subs (3,500), Longwood, FL              None          113,479        54,026           ---          ---
  Fortune House (5,000), Indianapolis, IN       None          136,494           ---           ---          ---
                                                            __________   ___________    __________   _________
                                                            3,769,638    47,659,916     4,578,073          ---
Equipment--various locations                    None              ---       492,266       809,530          ---
                                                            __________   ___________    __________   _________
                             TOTAL REAL ESTATE INVESTMENTS $3,769,638   $48,152,182    $5,387,603          ---
                                                            __________   ___________    __________   _________
                                                            __________   ___________    __________   _________

Undeveloped land - various locations            None          $99,675  $             $                     ---
                                                            __________   ___________    __________   _________
                                                            __________   ___________    __________   _________


                                                     Col. E                        Col. F         Col. G     Col. H        Col.I
                                                Gross Amount at Which
                                              Carried at Close of Period                                               Life on Which
                                          _____________________________________                                      Depreciation in
                                                     Buildings                                                         Latest Income
                                                        and                      Accumulated     Date of       Date      Statements
                Description                Land     Improvements      Total      Depreciation   Construction  Acquired   Is Computed
_________________________________________ ________  _____________ _____________  _____________  ___________  __________  ___________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN      $63,445    $1,196,691     1,260,136       $977,218       1965       01/73        31 years
  Park Forest (64), Marion, IN              57,800     1,098,754     1,156,554        833,548       1962       01/73        31 years
  Fontenelle (176), Kokomo, IN             128,000     2,963,228     3,091,228      2,292,797       1966       01/73        29 years
  Park Plaza I (88), Indianapolis, IN       37,655     1,043,285     1,080,940        765,765       1965       01/73        33 years
  Park Plaza II (96), Indianapolis, IN      47,345       871,705       919,050        732,231       1967       01/73        33 years
  Driftwood Park (48), Indianapolis, IN    117,000     1,346,048     1,463,048        541,361       1963       09/89        28 years
  Regency Royale (132), Mishawaka, IN      125,000     3,793,606     3,918,606        732,442       1983       06/93        40 years
  Creek Bay (208), Indianapolis, IN        340,940     7,207,225     7,548,165      1,284,748       1992       12/93        40 years
  Eagle Creek Park (188), Indianapolis, IN 378,000     6,077,059     6,455,059      1,085,666       1974       03/94        40 years
  Fox Run (256), Indianapolis, IN          398,000     6,770,945     7,168,945        999,447       1974       03/95        40 years
  Charter Oaks (192), Evansville, IN       241,500     4,963,469     5,204,969        438,234       1984       06/97        40 years
  Barcelona (64), Kokomo, IN                59,200     1,455,923     1,515,123        117,174       1971       11/97        33 years
  Beech Grove (182), Jeffersonville, IN    469,000     3,712,160     4,181,160        292,378       1973       11/97        33 years
  Hampton Court (92), Indianapolis, IN     225,600     1,534,515     1,760,115        119,052       1980       11/97        33 years
  Sheffield Square (152), New Albany, IN   227,000     4,083,987     4,310,987        323,903       1974       11/97        33 years
  West Wind Terrace (96), Indianapolis, IN 136,700     1,685,631     1,822,331        130,783       1967       11/97        33 years
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN     54,000       597,556       651,556        377,921       1972       10/77        33 years
  Office (17,000), Indianapolis, IN         71,500       515,536       587,036        215,903       1966       07/86        33 years
  Office (34,000), Indianapolis, IN        348,725     1,259,895     1,608,620        120,078       1975       05/97        40 years
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL         113,479        54,026       167,505         11,794       1978       01/79          N/A
  Fortune House (5,000), Indianapolis, IN  136,494           ---       136,494            ---       1979       11/79          N/A
                                        __________   ___________   ___________    ___________
                                         3,776,383    52,231,244    56,007,627     12,392,443
Equipment--various locations                   ---     1,301,796     1,301,796        618,687     Various     Various     3-15 years
                                        __________   ___________   ___________    ___________
          TOTAL REAL ESTATE INVESTMENTS $3,776,383   $53,533,040   $57,309,423 (A $13,011,130 (A)
                                        __________   ___________   ___________    ___________
                                        __________   ___________   ___________    ___________

Undeveloped land - various locations       $99,675  $                  $99,675 (B    $              N/A        01/73          N/A
                                        __________   ___________   ___________    ___________
                                        __________   ___________   ___________    ___________

(A) The aggregate carrying value for tax purposes is $39,254,980
(B) The aggregate carrying value for tax purposes is $72,522


SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

CENTURY REALTY TRUST

December 31, 2000

                                                            Total Land,
                                                Buildings     Buildings
                                                      and           and                Accumulated Undeveloped
                                       Land  Improvements  Improvements    Equipment  Depreciation        Land
                                 __________  ____________  ____________   __________   ___________ ___________

Balance December 31, 1997       $3,776,383   $51,276,043   $55,052,426   $1,154,128    $8,641,330     $99,675
   Additions:
      Improvements                     ---       440,443       440,443      189,934           ---         ---
      Depreciation                     ---           ---           ---          ---     1,670,185         ---
   Deductions:
      Fully amortized costs            ---        74,278        74,278       70,426       144,704         ---
                                 __________   ___________   ___________   __________   ___________    ________
Balance December 31, 1998        3,776,383    51,642,208    55,418,591    1,273,636    10,166,811      99,675
   Additions:
      Improvements                     ---       514,380       514,380      141,799           ---         ---
      Depreciation                     ---           ---           ---          ---     1,705,249         ---
   Deductions:
      Fully amortized costs            ---        71,380        71,380      110,601       181,981         ---
                                 __________   ___________   ___________   __________   ___________    ________
Balance December 31, 1999        3,776,383    52,085,208    55,861,591    1,304,834    11,690,079      99,675
   Additions:
      Improvements                     ---       369,866       369,866      161,103           ---         ---
      Depreciation                     ---           ---           ---          ---     1,709,022         ---
   Deductions:
      Fully amortized costs            ---       223,830       223,830      164,141       387,971         ---
                                 __________   ___________   ___________   __________   ___________    ________
Balance December 31, 2000       $3,776,383   $52,231,244   $56,007,627   $1,301,796   $13,011,130     $99,675
                                 __________   ___________   ___________   __________   ___________    ________
                                 __________   ___________   ___________   __________   ___________    ________