Form 10-Q
period 2001-03-31
CENTURY REALTY TRUST
filed 2001-05-14
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  D.C. 20549

                                   FORM 10Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001             Commission File Number 0-7716



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



Shares of Beneficial Interest, no par value               1,738,032 shares




Part I. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                  March         December
                                                 31, 2001       31, 2000
                                                ___________    ___________
                                                Unaudited
Assets
Real estate investments:
  Land                                          $3,776,383     $3,776,383
  Buildings                                     52,274,458     52,231,244
  Equipment                                      1,334,037      1,301,796
  Allowances for depreciation                  (13,425,019)   (13,011,130)
                                                ___________    ___________
                                                43,959,859     44,298,293
  Net investment in direct financing leases        220,260        229,698
                                                ___________    ___________
                                                44,180,119     44,527,991
Cash and cash equivalents                          923,606        781,215
Restricted cash                                  1,429,130      1,295,266
Accounts and accrued income receivable             320,082        130,998
Unamortized management contracts                   433,567        449,826
Unamortized mortgage costs                         430,419        441,906
Undeveloped land                                    99,675         99,675
Other assets                                        69,660         94,259
                                                ___________    ___________
                                               $47,886,258    $47,821,136
                                                ___________    ___________
                                                ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                               $3,000,000     $3,000,000
  Mortgage notes payable                        30,885,686     31,013,235
  Accounts payable and accrued liabilities         398,835        426,647
  Interest                                         239,773        251,817
  State income and property taxes                1,776,412      1,391,927
  Tenants' security deposits and unearned rent     533,081        503,952
                                                ___________    ___________
                                                36,833,787     36,587,578

Minority interest in operating partnerships      1,087,947      1,149,187

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,746,137 shares (1,743,243 shares
    at December 31, 2000), including 16,306
    shares (16,806 shares at December 31, 2000)
    in treasury                                  9,077,548      9,043,334
  Overdistributed income other
   than from gain on the sale of real estate      (264,072)      (104,950)
  Undistributed net realized gain from the
   sale of real estate                           1,316,078      1,316,078
  Cost of treasury shares                         (165,030)      (170,091)
                                                ___________    ___________
                                                 9,964,524     10,084,371
                                                ___________    ___________
                                               $47,886,258    $47,821,136
                                                ___________    ___________
                                                ___________    ___________
See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Income
Unaudited
                                                    Three Months
                                                   Ended March 31
                                                 2001           2000
                                               __________     __________
Income:
Real estate operations:
  Rental Income                               $3,181,544     $3,189,364
  Income from direct financing leases              7,086          8,286
  Other income                                    71,891         73,455
                                               __________     __________
                                               3,260,521      3,271,105
  Less:
    Real estate operating expenses             1,400,370      1,271,118
    Depreciation                                 432,527        452,099
    Real estate taxes                            358,392        357,284
                                               __________     __________
                                               2,191,289      2,080,501
                                               __________     __________
                                               1,069,232      1,190,604
Interest                                          14,653         19,395
                                               __________     __________
                                               1,083,885      1,209,999
Expenses:
Interest                                         714,357        748,937
State income taxes                                30,653         31,676
General and administrative                       150,371        151,079
                                               __________     __________
                                                 895,381        931,692

Income before minority interest
 in operating partnerships                       188,504        278,307

Minority interest in operating
 partnerships                                     15,534        (14,427)
                                               __________     __________
Net income                                      $204,038       $263,880
                                               __________     __________
                                               __________     __________
Per share data:

  Basic earnings per share                         $0.12          $0.15

  Diluted earnings per share                       $0.12          $0.15


See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited
                                                      Three Months
                                                     Ended March 31
                                                   2001           2000
                                                __________     __________
Operating Activities
Net income                                       $204,038       $263,880
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                  444,014        464,427
   Minority interest                              (15,533)        14,427
   Changes in operating assets
    and liabilities:
     Restricted cash                             (133,864)      (174,685)
     Accounts and accrued income receivable      (187,600)        50,125
     Other assets                                  22,218          8,751
     Accounts payable and accrued liabilities     340,731        384,824
     Tenants' security deposits and
      unearned rent                                29,129        (85,110)
                                                __________     __________
Net cash provided by operations                   703,133        926,639

Investing Activities:
Purchase of property and improvements             (75,456)       (77,786)
Lease principal payments received                   9,438          8,238
                                                __________     __________
Net cash used in investing activities             (66,018)       (69,548)

Financing Activities:
Principal payments on mortgage notes payable     (127,549)      (156,299)
Shares purchased for treasury                           -       (117,756)
Treasury shares sold                                5,125              -
Dividends paid to shareholders                   (360,315)      (337,250)
Distributions to minority interest                (11,985)       (20,540)
                                                __________     __________
Net cash used in financing activities            (494,724)      (631,845)
                                                __________     __________
Net increase in cash and cash equivalents         142,391        225,246
Balance at beginning of period                    781,215        883,730
                                                __________     __________
Balance at end of period                         $923,606     $1,108,976
                                                __________     __________
                                                __________     __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 2,894 shares in 2001 and 160,110
    shares in 2000 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                    $33,319     $1,932,532
                                                __________     __________
                                                __________     __________

See accompanying notes.



Notes To Consolidated Financial Statements
Century Realty Trust and Subsidiaries
March 31, 2001
Unaudited


NOTE 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - Interest in Operating Partnerships

     The Trust, through its wholly-owned subsidiary, CR Management, Inc., is the general partner in five limited partnerships each of which owns, as its principal asset, a single apartment property. CR Management, Inc. owns 2,972 partnership units. Effective January 1, 2000, the Trust granted to each of the beneficial owners of the remaining 286,908 partnership units the right to exchange their units for an equal number of shares of the Trust. Exchanges are exercised effective on the first day of each calendar quarter. At December 31, 2000 the Trust owned, in the aggregate 192,687, or 66.5%, of the 289,880 outstanding partnership units.

     During the three months ended March 31, 2001, the Trust issued 2,984 shares of beneficial interest in exchange for partnership units. As of April 1, 2001, holders of 11,102 units elected to exchange units for shares, of which 2,901 shares were repurchased for treasury. Including the exchanges exercised
April 1, 2001, the Trust owns 206,683, or 71.3%, of the 289,880 outstanding operating partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.

NOTE 3 - Mortgage Notes Payable

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $175,000, including interest at rates ranging from 6.97% to 8.88% per annum, and which mature from December 1, 2002 to August 1, 2008. Scheduled payments during the three months ended March 31, 2001 decreased mortgage loan balances, in the aggregate, by $97,794.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $76,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May
1, 2030. Scheduled payments during the three months and nine months ended March 31, 2001 decreased mortgage loan balances, in the aggregate, by $29,755.


None 4 - Short-term Debt

     As of March 31, 2001 and December 31, 2000, the Trust had borrowed $3,000,000, the maximum borrowing limit, under its bank line of credit. The Trust expects to repay the current balance late in the second quarter or early in the third quarter of 2001 with proceeds from a long-term mortgage loan on one of its apartment properties. The line of credit rate of interest was 7.4% and 9.5% at March 31, 2001 and December 31, 2000,
respectively.

NOTE 5 - Federal Income Taxes

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

     At March 31, 2001 and 2000, and throughout the quarters then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's
2000 annual report. At March 31, 2001 and 2000 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the second quarter of 2001.
In view of lower average apartment occupancy rates, rental discounts offered at certain locations, and higher operating expenses to retain and attract residents, management expects that net operating income from apartment operations will be 5 to 10% less than that reported for the second quarter of 2000.


RESULTS OF OPERATIONS

     For the first quarter of 2001, the Trust reported a $10,600, or .3%, decrease in real estate operating income from the comparable 2000 period. Income from apartment operations increased by less than $1,000 from the prior year. Higher average rental rates in 2001, up 2.1%, were offset by lower economic occupancy rates. Economic occupancy for the first quarter of 2001 was 90.9%, down from 92.8% in the prior year quarter.

     Rental properties other than apartments accounted for 5.4% of total income from rental operations in the first quarter of 2001. Gross income from non-apartment properties decreased
$11,490 from the prior year quarter due primarily to the absence of $12,500 in rental revenue from the Miami Subs restaurant property. The lessee/operator of that property declared bankruptcy and the lease was terminated in the first quarter of 2001. The property has been leased to a different operator, also under a Miami Subs franchise, at the same rental rate effective May 1, 2001. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, averaged 93% during the first quarters of 2001 and 2000.

     Operating expenses, excluding interest and depreciation, for all of the apartment properties amounted to 50.5% of gross possible income for the first quarter of 2001, up from 48.1% for the prior year period, and amounted to an increase of $114,755, or 7.2%, in total operating expenses. A comparatively severe winter season following a moderate winter a year ago resulted in higher utility, payroll and winter-related repair expenses during the 2001 quarter. Substantially higher rates for heating fuel and an increase in the number of vacant units also contributed to an increase of $24,000 in the cost of utilities. Due to the decrease in occupancy rates, advertising and other marketing costs were up $28,500 from the first quarter a year ago.

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

     Interest expense, all of which related to loans outstanding during the first quarters of 2001 and 2000, decreased by $26,000 due to the scheduled reduction of loan balances and $8,500 due to the payoff at maturity of a mortgage loan in December, 2000.


FINANCIAL CONDITION AND LIQUIDITY

     On April 5, 2001, the Trust declared a $.19 per share cash distribution payable May 21, 2001 to shareholders of record
April 27, 2001. With 1,738,032 shares outstanding, that distribution will require $330,226. Two of the five controlled partnerships declared surplus cash distributions aggregating $5,153 payable
May 26, 2001 to minority interest partners of record April 27, 2001.


     Other than the requirement of $335,379 for declared, but unpaid distributions management is not aware of any significant transactions or events which would require material expenditures in 2001.

     Except for $3,000,000 of short-term debt, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2001. The Trust expects to repay the short-term debt in mid-2001 with proceeds of a long-term mortgage loan on one of its presently unencumbered apartment properties.

     No transactions or events have occurred to indicate that funds provided by operations during the balance of 2001 will differ disproportionately from the first quarter of the year. At March 31, 2001, the Trust held cash and cash equivalents of approximately $645,000 in its own accounts and $279,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.




INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2001 and 2000.





PART II. Other Information

     Item 6(b). No events occurred during the three months ended March 31, 2001, which would have necessitated the filing of a report on Form 8K.

                   MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at March 31, 2001, and December 31, 2000, and the results of its operations and its cash flow for the three months ended March 31, 2001, and March 31, 2000, in accordance with generally accepted accounting principles consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2000 annual report.


                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CENTURY REALTY TRUST


Date_5/11/01_____                   By__s/______________________
                                      John I. Bradshaw, Jr.
                                      President and Treasurer



Date_5/11/01_____                   By__s/______________________
                                      David F. White
                                      Controller