Form 10-Q
period 2001-06-30
CENTURY REALTY TRUST
filed 2001-08-14
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C. 20549

                                   FORM 10Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001              Commission File Number 0-7716



CENTURY REALTY TRUST
(Exact name of Registrant as specified in its charter)


            INDIANA                                          35-1284316
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                           Identification No.)



823 Chamber of Commerce Building	                     (ZipCode)
Indianapolis, Indiana                                          46204
(Address of principal executive offices)


Registrant's telephone number, including area code	     (317)632-5467

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



    Shares of Beneficial Interest, no par value         1,742,634 shares





Part I. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                     June         December
                                                   30, 2001       31, 2000
                                                  ___________    ___________
                                                  Unaudited     See Note 1
Assets
Real estate investments:
  Land                                            $3,776,383     $3,776,383
  Buildings                                       52,351,274     52,231,244
  Equipment                                        1,364,058      1,301,796
  Allowances for depreciation                    (13,882,583)   (13,011,130)
                                                  ___________    ___________
                                                  43,609,132     44,298,293
  Net investment in direct financing leases          210,822        229,698
                                                  ___________    ___________
                                                  43,819,954     44,527,991
Cash and cash equivalents                            901,307        781,215
Restricted cash                                    1,284,128      1,295,266
Accounts and accrued income receivable               235,323        130,998
Unamortized management contracts                     417,308        449,826
Unamortized mortgage costs                           433,931        441,906
Undeveloped land                                      99,675         99,675
Other assets                                          75,358         94,259
                                                  ___________    ___________
                                                 $47,266,984    $47,821,136
                                                  ___________    ___________
                                                  ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                 $3,000,000     $3,000,000
  Mortgage notes payable                          30,755,080     31,013,235
  Accounts payable and accrued liabilities           405,114        426,647
  Interest                                           222,493        251,817
  State income and property taxes                  1,394,972      1,391,927
  Tenants' security deposits and unearned income     619,067        503,952
                                                  ___________    ___________
                                                  36,396,726     36,587,578

Minority interest in operating partnerships          926,079      1,149,187

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,757,239 shares (1,743,243 shares
    at December 31, 2000), including 19,207
    shares (16,806 shares at December 31, 2000)
    in treasury                                    9,210,344      9,043,334
  Overdistributed income other
   than from gain on the sale of real estate        (383,851)      (104,950)
  Undistributed net realized gain from the
   sale of real estate                             1,316,078      1,316,078
  Cost of treasury shares                           (198,392)      (170,091)
                                                  ___________    ___________
                                                   9,944,179     10,084,371
                                                  ___________    ___________
                                                 $47,266,984    $47,821,136
                                                  ___________    ___________
                                                  ___________    ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income

                               Three Months             Six Months
                              Ended June 30            Ended June 30
                           _______________________  _______________________
                              2001         2000        2001         2000
                           ___________ ___________  ___________ ___________
Income:
Real estate operations:
  Rental Income            $3,177,590  $3,277,125   $6,359,134  $6,466,489
  Income from direct
    financing leases            7,086       8,285       14,172      16,571
  Other income                 67,732      56,077      139,623     129,532
                            __________ ___________  ___________ ___________
                            3,252,408   3,341,487    6,512,929   6,612,592
  Less:
    Operating expenses      1,437,430   1,359,950    2,837,800   2,631,068
    Depreciation              476,201     452,248      908,728     904,347
    Real estate taxes         316,684     314,479      675,076     671,763
                            __________ ___________  ___________ ___________
                            2,230,315   2,126,677    4,421,604   4,207,178
                            __________  __________   __________  __________
                            1,022,093   1,214,810    2,091,325   2,405,414
Interest                       11,449      21,312       26,102      40,707
                            __________ ___________  ___________ ___________
                            1,033,542   1,236,122    2,117,427   2,446,121
Expenses:
Interest                      669,951     729,583    1,384,308   1,478,520
State income taxes             30,453      32,092       61,106      63,768
General and administrative    146,831     138,649      297,202     289,728
                            __________ ___________  ___________ ___________
                              847,235     900,324    1,742,616   1,832,016
                           ___________ ___________  ___________ ___________
Income before minority
  interest in operating
  partnerships                186,307     335,798      374,811     614,105

Minority interest in
 operating partnerships        24,139     (33,018)      39,673     (18,591)
                            __________ ___________  ___________ ___________
Net income                   $210,446    $302,780     $414,484    $595,514
                            __________  __________   __________  __________
                            __________  __________   __________  __________
Per share data:

  Basic earnings                $0.12       $0.18        $0.24       $0.35

  Diluted earnings              $0.12       $0.18        $0.24       $0.35


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows

                                                        Six Months
                                                       Ended June 30
                                                    2001          2000
                                                 __________    __________
Operating Activities
Net income                                        $414,484      $595,514
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                   931,702       929,005
   Minority interest                               (39,673)       18,591
   Changes in operating assets
    and liabilities:
     Restricted cash                                11,138        16,190
     Accounts and accrued income receivable       (104,325)      147,612
     Other assets                                     (857)       58,851
     Accounts payable and accrued liabilities      (52,775)      (60,602)
     Tenants' security deposits and
      unearned income                              115,115        77,484
                                                 __________    __________
Net cash provided by operating activities        1,274,809     1,782,645

Investing Activities:
Purchase of property and improvements             (182,294)     (181,339)
Lease principal payments received                   18,876        16,477
                                                 __________    __________
Net cash used in investing activities             (163,418)     (164,862)

Financing Activities:
Principal payments on mortgage notes payable      (258,155)     (312,117)
Sale of treasury shares                              5,125           -
Purchase of shares for treasury                    (33,361)     (129,625)
Dividends paid to shareholders                    (688,421)     (677,852)
Distributions to holders of minority interest      (16,487)      (39,910)
                                                 __________    __________
Net cash used in financing activities             (991,299)   (1,159,504)
                                                 __________    __________
Net increase in cash and cash equivalents          120,092       458,279
Balance at beginning of period                     781,215       883,730
                                                 __________    __________
Balance at end of period                          $901,307    $1,342,009
                                                 __________    __________
                                                 __________    __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 13,896 shares in 2001 and 181,609
    shares in 2000 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                    $166,947    $2,154,223
                                                 __________    __________
                                                 __________    __________


See accompanying notes.

Notes to Consolidated Financial Statements

Century Realty Trust and Subsidiaries
June 30, 2001
Unaudited

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2000.

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

     During the six months ended June 30, 2001, the Trust issued 13,896 shares of beneficial interest in exchange for partnership units. As of July 1, 2001, holders of 4,602 units elected to exchange units for shares. Including the exchanges exercised July 1, 2001, the Trust owns 211,285, or 72.9%, of the 289,880 outstanding operating partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.

Note 3 - Mortgage Notes Payable

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $175,000, including interest at rates ranging from 6.97% to 8.88% per annum, and which mature from December 1, 2002 to August 1, 2008. Scheduled payments during the three and six month periods ended June 30, 2001 decreased mortgage loan balances, in the aggregate, by $97,794 and $197,008, respectively.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $76,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May
1, 2030. Scheduled payments during the three months and six months ended June 30, 2001 decreased mortgage loan balances, in the aggregate, by $29,755 and $61,147, respectively.


Note 4 - Short-Term Debt

     As of June 30, 2001 and December 31, 2000, the Trust had borrowed $3,000,000, the maximum borrowing limit, under its bank line of credit. The Trust expects to repay the current balance late in the third quarter of 2001 with proceeds from a long-term mortgage loan on one of its apartment properties. The line of credit rate of interest was 6.3% and 9.5% at June 30, 2001 and December 31, 2000, respectively.

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

     At June 30, 2001 and 2000, and throughout the quarters and six month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 2000 annual report. At June 30, 2001 and 2000 the Trust's net investment in real estate consisted of apartment properties
(94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trust's real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the third quarter of 2001, and that operating income and expenses in the third quarter of 2001 will approximate the comparable amounts reported for the second quarter of 2001.


Results of Operation

     For the quarter and six months ended June 30, 2001, the Trust reported decreases of 2.7% and 1.6%, respectively, in gross income from real estate operations from the comparable 2000 periods. Gross income from apartment operations accounted for 91% and 76% of the decreases for the quarter and six month periods. Income from apartment operations decreased by 2.6% and 1.3% over the prior year quarter and six month periods due to lower occupancy rates that more than offset 1.1% higher average rental rates. Economic occupancy for the second quarter of 2001 was 91.6%, down from 94.8% in the prior year quarter; and, for the six months ended June 30, 2001, was 91.3%, down from 93.8% during the comparable period of 2000.

     Gross revenue from rental properties other than apartments accounted for 5.4% of total income from rental operations in the first half of 2001. Non-apartment revenue decreased by $25,200, or 6.7% compared to the prior year half due entirely to the absence of $22,900 of rental income from the Florida restaurant property that was closed during the first five months of 2001. The restaurant property was leased to a new operator in May, 2001. Occupancy rates for the office and warehouse properties were 94% during the first half of 2001 and 2000.

     Operating expenses, excluding interest and depreciation, for the apartment properties consumed 51.7% of gross possible income for the second quarter of 2001, up from 49.8% for the prior year period, and amounted to an increase of $75,800, or 4.6%. For the six months ended June 30, 2001 and 2000, apartment operating expenses were 51.1% and 48.9%, respectively, of gross possible income, up $190,600, or 5.9%, from the comparable period of 2000. A comparatively severe winter season following a moderate winter a year ago resulted in significantly higher maintenance payroll costs and winter-related repair expenses during the first half of 2001. Substantially higher costs for natural gas during the winter contributed to a 6.2% increase in utilities expenses in the 2001 period. Due to a decrease in occupancy rates, advertising and marketing costs increased approximately $20,000 and $45,000 for the second quarter and first half of 2001 over the comparable periods of 2000.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for the current year periods represents one-fourth (quarter) and one-half (six months) of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the current year with allowances for anticipated rate increases comparable with past experience. Real estate tax expense increased by less than one percent in the 2001 periods from the prior year periods.

     Increases in trustee fees resulting from the addition of three board members in 2000 and increases in legal, accounting and other professional fees accounted for the increases of 5.9% and 2.6% in general and administrative expenses between the quarters and six-month periods ended June 30, 2001 and 2000, respectively. Administrative salaries and related payroll taxes and benefits increased by 3.5% and 2.9% for the quarter and six months ended June 30, 2000 from the prior year periods. In the first half of 2001, general and administrative expenses consumed 4.6% of income from real estate operations, up from 4.4% in the first half of 2000.

     Interest expense related to loans outstanding throughout the second quarter and six month periods of 2001 and 2000 declined by $39,000 and $62,300, respectively. Approximately 70% of the reductions resulted from lower interest rates on two variable rate loans with unpaid balances totaling $6.05 million at June 30, 2001. Interest rates on the variable rate loans averaged 6.15% and 7.97% during the second quarters, and 7.30% and 8.56% during the first six months of 2001 and 2000, respectively. In December, 2000, the Trust borrowed $2.9 million on its bank line of credit and used the proceeds, together with cash on hand, to repay the $3.4 million balance on a mortgage loan that matured. The net impact on interest expense amounted to reductions of $19,700 and $30,100 for the quarter and six months of 2001 compared with the same periods of 2000.


Financial Condition and Liquidity

     On July 5, 2001, the Trust declared a $.19 per share cash distribution payable August 20, 2001 to shareholders of record July 27, 2001. That distribution will require total disbursements of $331,100. Two of the five controlled partnerships declared surplus cash distributions that, in the aggregate, will result in the payment of $4,700 to minority interest partners of record on July 27, 2001.

     Subsequent to June 30, 2001, the Trust embarked on a restructuring program which, when completed, will convert the Trust to an "UPREIT" format, under which properties owned by the Trust will be transferred to Century Realty Properties, L.P., a partnership in which the Trust is the sole general partner, with a wholly-owned subsidiary, CRT Investments, Inc., as the sole limited partner. On August 1, 2001, the Trust transferred title to four unencumbered rental properties, including three apartment properties and one office building to Century Realty Properties, L.P. Properties encumbered by mortgage loans will be transferred upon approval by the various mortgage lenders.
In connection with that restructuring, legal and other fees, including those expected to be assessed by mortgage lenders, may amount to $100,000, the majority of which will be incurred before the end of 2001.

     Other than the requirement for declared, but unpaid distributions, and the cost to complete the restructuring, management is not aware of any significant transactions or events that would require material expenditures in the second half of 2001.

     Except for $3,000,000 of short-term debt, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2001. The Trust expects to repay the short-term debt in August with proceeds of a long-term mortgage loan on one of its presently unencumbered apartment properties.

     No transactions or events have occurred to indicate that funds provided by operations during the second half of 2001 will differ disproportionately from the first half of the year. At
June 30, 2001, the Trust, its subsidiaries and controlled partnerships held, in the aggregate, approximately $901,000 in unrestricted cash which management believes is sufficient to meet anticipated working capital requirements.



Inflation

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2001 and 2000.



PART II. Other Information

     Item 6(b). No events occurred during the three months ended June 30, 2001, which would have necessitated the filing of a report on Form 8K.

                   MANAGEMENT REPRESENTATIONS

    The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at June 30, 2001, and December 31, 2000, and the results of its operations and its cash flow for the three months and six months ended June 30, 2001, and June 30, 2000, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2000 annual report.


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CENTURY REALTY TRUST


Date__8/10/2001__                   By___S/______________________
                                      John I. Bradshaw, Jr.
                                      President and Treasurer



Date__8/10/2001__                   By___S/______________________
                                      David F. White
                                      Controller