Form 10-Q
period 2001-09-30
CENTURY REALTY TRUST
filed 2001-11-14
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C. 20549

                                 FORM 10Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001         Commission File Number 0-7716



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



Shares of Beneficial Interest, no par value              1,749,042 shares





Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                September       December
                                                 30, 2001       31, 2000
                                                ___________    ___________
                                                Unaudited     See Note 1
Assets
Real estate investments:
  Land                                          $3,776,383     $3,776,383
  Buildings                                     52,652,303     52,231,244
  Equipment                                      1,409,125      1,301,796
  Allowances for depreciation                  (14,318,672)   (13,011,130)
                                                ___________    ___________
                                                43,519,139     44,298,293
  Net investment in direct financing leases        201,384        229,698
                                                ___________    ___________
                                                43,720,523     44,527,991
Cash and cash equivalents                        1,502,019        781,215
Restricted cash                                  1,614,831      1,295,266
Accounts and accrued income receivable             201,231        130,998
Unamortized management contracts                   401,049        449,826
Unamortized mortgage costs                         511,308        441,906
Undeveloped land                                    99,675         99,675
Other assets                                       138,226         94,259
                                                ___________    ___________
                                               $48,188,862    $47,821,136
                                                ___________    ___________
                                                ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                 $100,000     $3,000,000
  Mortgage notes payable                        34,542,430     31,013,235
  Accounts payable and accrued liabilities         414,280        426,647
  Interest                                         210,951        251,817
  State income and property taxes                1,720,104      1,391,927
  Security deposits and unearned income            612,074        503,952
                                                ___________    ___________
                                                37,599,839     36,587,578

Minority interest in operating partnerships        857,360      1,149,187

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,761,841 shares (1,743,243 shares
    at December 31, 2000), including 19,207
    shares (16,806 shares at December 31, 2000)
    in treasury                                  9,259,900      9,043,334
  Overdistributed income other
   than from gain on the sale of real estate      (645,923)      (104,950)
  Undistributed net realized gain from the
   sale of real estate                           1,316,078      1,316,078
  Cost of treasury shares                         (198,392)      (170,091)
                                                ___________    ___________
                                                 9,731,663     10,084,371
                                                ___________    ___________
                                               $48,188,862    $47,821,136
                                                ___________    ___________
                                                ___________    ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                           Three Months             Nine Months
                           Ended September 30       Ended September 30
                          _______________________  _______________________
                             2001         2000        2001         2000
                          ___________ ___________  ___________ ___________
Income:
Real estate operations:
  Rental Income           $3,157,169  $3,244,211   $9,516,303  $9,710,700
  Income from direct
    financing leases           7,086       8,286       21,258      24,857
  Other income                74,386      84,926      214,009     214,458
                           __________ ___________  ___________ ___________
                           3,238,641   3,337,423    9,751,570   9,950,015
  Less:
    Operating expenses     1,557,036   1,401,673    4,394,836   4,032,741
    Depreciation             454,727     454,119    1,363,455   1,358,466
    Real estate taxes        342,594     335,326    1,017,670   1,007,089
                           __________ ___________  ___________ ___________
                           2,354,357   2,191,118    6,775,961   6,398,296
                           __________  __________   __________  __________
                             884,284   1,146,305    2,975,609   3,551,719
Interest                      11,165      19,085       37,267      59,792
                           __________ ___________  ___________ ___________
                             895,449   1,165,390    3,012,876   3,611,511
Expenses:
Interest                     683,754     729,106    2,068,062   2,207,626
State income taxes            24,139      32,596       85,245      96,364
General and administrative   134,739     125,526      431,941     415,254
                           __________ ___________  ___________ ___________
                             842,632     887,228    2,585,248   2,719,244
                          ___________ ___________  ___________ ___________
Income before minority
  interest in operating
  partnerships                52,817     278,162      427,628     892,267

Minority interest in
 operating partnerships       16,212      (2,787)      55,885     (21,378)
                           __________ ___________  ___________ ___________
Net income                   $69,029    $275,375     $483,513    $870,889
                           __________  __________   __________  __________
                           __________  __________   __________  __________
Per share data:

  Basic earnings               $0.04       $0.16        $0.28       $0.51

  Diluted earnings             $0.04       $0.16        $0.28       $0.51


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                 Nine Months
                                                 Ended September 30
                                                    2001          2000
                                                 __________    __________
Operating Activities
Net income                                        $483,513      $870,889
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                 1,402,445     1,395,454
   Minority interest                               (55,885)       21,378
   Changes in operating assets
    and liabilities:
     Restricted cash                              (193,842)     (268,232)
     Accounts and accrued income receivable        (70,195)      259,893
     Other assets                                  (89,455)        7,912
     Accounts payable and accrued liabilities      285,554       286,729
     Tenants' security deposits and
      unearned income                              108,122        51,407
                                                 __________    __________
Net cash provided by operating activities        1,870,257     2,625,430

Investing Activities:
Purchase of property and improvements             (528,388)     (348,471)
Lease principal payments received                   28,314        24,715
                                                 __________    __________
Net cash used in investing activities             (500,074)     (323,756)

Financing Activities:
Net short-term bank borrowings (repayments)     (2,900,000)          -
Net proceeds from long-term mortgage loans       3,708,589           -
Principal payments on mortgage notes payable      (390,806)     (470,743)
Sale of treasury shares                              5,125           -
Purchase of shares for treasury                    (33,362)     (129,625)
Dividends paid to shareholders                  (1,019,489)   (1,036,814)
Distributions to holders of minority interest      (19,436)      (57,839)
                                                 __________    __________
Net cash used in financing activities             (649,379)   (1,695,021)
                                                 __________    __________
Net increase in cash and cash equivalents          720,804       606,653
Balance at beginning of period                     781,215       883,730
                                                 __________    __________
Balance at end of period                        $1,502,019    $1,490,383
                                                 __________    __________
                                                 __________    __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 18,498 shares in 2001 and 186,655
    shares in 2000 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                    $216,566    $2,218,092
                                                 __________    __________
                                                 __________    __________


See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Century Realty Trust
September 30, 2001
Unaudited

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     During the nine months ended September 30, 2001, the Trust issued 18,498 shares of beneficial interest in exchange for partnership units. As of October 1, 2001, holders of 6,408 units elected to exchange units for shares. Including the exchanges exercised October 1, 2001, the Trust owns 217,693, or 75.1%, of the 289,880 outstanding operating partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.


Note 3 - Mortgage Notes Payable

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $196,000, including interest at rates ranging from 6.97% to 9% per annum, and which mature from June 2, 2003 to August 17, 2011. Scheduled payments during the three and nine month periods ended September 30, 2001 decreased mortgage loan balances, in the aggregate, by $101,513 and $298,521 respectively.

     In August, 2001 the Trust obtained a new $5 million, ten-year, first mortgage loan on its Eagle Creek Park apartment property.
The loan provides for repayment in monthly installments of $35,467 including principal and interest at the rate of 7.04%.
The scheduled payments will leave a balance of $3,948,379 due at maturity in August, 2011. A portion of the loan proceeds was used to repay in full the $1,080,000 mortgage loan balance on one of the Trust's commercial properties, and to repay $2.9 million of the Trust's short-term bank borrowings.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $76,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May 1, 2030. Scheduled payments during the three months and nine months ended September 30, 2001 decreased mortgage loan balances, in the aggregate, by $31,138 and $92,285, respectively.


Note 4 - Short-Term Debt

     As of September 30, 2001 and December 31, 2000, the Trust had borrowed $100,000 and $3,000,000, respectively, under its bank line of credit. The Trust's borrowing limit under its bank line
of credit is $3,000,000.   The line of credit rate of interest
was 5.5% and 9.5% at September 30, 2001 and December 31, 2000, respectively.


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

     At September 30, 2001 and 2000, and throughout the quarters and nine month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has majority equity interests and over which it has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 2000 annual report. At September 30, 2001 and 2000 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trust's real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the fourth quarter of 2001, and that operating income and expenses in the fourth quarter of 2001 will approximate the comparable amounts reported for the third quarter of 2001.


Results Of Operations

     For the quarter and nine months ended September 30, 2001, the Trust reported decreases of 3% and 2%, respectively, in gross income from real estate operations from the comparable 2000 periods. Gross income from apartment operations accounted for 86% and 84% of the decreases for the quarter and nine month periods. Income from apartment operations decreased by 2.7% and 1.8% over the prior year quarter and nine month periods due to lower occupancy rates that more than offset .9% higher average rental rates. Economic occupancy for the third quarter of 2001 was 91.9%, down from 95% in the prior year quarter; and, for the nine months ended September 30, 2001, was 91.6%, down from 94.7% during the comparable period of 2000.

     Gross revenue from rental properties other than apartments accounted for 4.9% of total income from rental operations in the first nine months of 2001. Non-apartment revenue decreased by $10,800, or 2.2% compared to the comparable prior year period due entirely to the absence of $22,900 of rental income from the Florida restaurant property that was closed during the first five months of 2001. The restaurant property was leased to a new operator in May, 2001. Occupancy rates for the office and warehouse properties were 94% and 95% during the first nine months of 2001 and 2000, respectively.

     Operating expenses, excluding interest and depreciation, for the apartment properties consumed 56.2% of gross possible income for the third quarter of 2001, up from 50.4% for the prior year period, and amounted to an increase of $166,345, or 9.8%. For the nine months ended September 30, 2001 and 2000, apartment operating expenses were 52.8% and 50.2%, respectively, of gross possible income, up $356,748, or 7.2%, from the comparable period of 2000. A comparatively severe winter season and a wetter than normal spring and summer following a moderate weather conditions a year ago resulted in significantly higher maintenance payroll costs and climate-related repair expenses during the nine months of 2001. Substantially higher costs for natural gas during the winter contributed to a 6.2% increase in utilities expenses, while termite treatment, air conditioning systems repairs and grounds maintenance increased significantly in the 2001 period. Due to a decrease in occupancy rates, advertising and marketing costs increased approximately $18,000 and $64,700 for the third quarter and first nine months of 2001 over the comparable periods of 2000. Also, as a result of its efforts to maintain and improve occupancy, the Trust incurred increases from the previous year of $52,700, 34% and $58,400, 14% in decorating costs during the quarter and nine month periods ended September 30, 2001, respectively.

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

     Increases in trustee fees resulting from the addition of three board members in 2000 and increases in legal, accounting and other professional fees accounted for the increases of 7.3% and 4.0% in general and administrative expenses between the quarters and nine-month periods ended September 30, 2001 and 2000, respectively. Administrative salaries and related payroll taxes and benefits increased by 2.7% and 2.9% for the quarter and nine months ended September 30, 2001 from the prior year periods. In the nine months of 2001, general and administrative expenses consumed 4.4% of income from real estate operations, up from 4.2% in the first nine months of 2000.

     Interest expense related to loans outstanding throughout the third quarter and nine month periods of 2001 and 2000 declined by $35,000 and $94,400, respectively. Approximately 70% of the reductions resulted from lower interest rates on one variable rate loan with an unpaid balance totaling $4.95 million at September 30, 2001. Interest rates on the variable rate loan averaged 6.27% and 8.44% during the third quarters, and 6.92% and 8.79% during the first nine months of 2001 and 2000, respectively. In December, 2000, the Trust borrowed $2.9 million on its bank line of credit and used the proceeds, together with cash on hand, to repay the $3.4 million balance on a mortgage loan that matured. In August, 2001 the Trust obtained a new $5 million, ten-year, 7.04% first mortgage loan to replace the loan that matured in December, 2000. Using the proceeds of the new mortgage loan, the Trust repaid $2.9 million of short-term debt and paid off the $1.08 million balance of a mortgage loan on one of its commercial properties. The net impact on interest expense related to loans that were obtained and/or repaid during 2000 and 2001 amounted to reductions of $10,400 and $45,100 for the quarter and nine months of 2001 compared with the same periods of 2000.


Financial Condition And Liquidity

     As of October 1, 2001, the Trust declared a $.14 per share cash distribution payable November 19, 2001 to shareholders of record October 26, 2001. That distribution will require total disbursements of $244,866. One of the five controlled partnerships declared surplus cash distributions that, in the aggregate, will result in the payment of $1,300 to minority interest partners of record on October 26, 2001.

     During the third quarter of 2001, the Trust embarked on a restructuring program which, when completed, will convert the Trust to an "UPREIT" format, under which properties owned by the Trust will be transferred to Century Realty Properties, L.P., a partnership in which the Trust is the sole general partner, with a wholly-owned subsidiary, CRT Investments, Inc., as the sole limited partner. Between August 1, 2001 and September 30, 2001 the Trust transferred title to seven rental properties, including four apartment properties, one restaurant property and two commercial properties to Century Realty Properties, L.P. On October 1, 2001 three additional apartment properties were transferred. The remaining rental properties destined for Century Realty Properties, L.P. will be transferred upon approval by the various mortgage lenders. In connection with that restructuring, legal and other fees, including those expected to be assessed by mortgage lenders, may amount to $100,000, the majority of which will be incurred before the end of 2001.

     Other than the requirement for declared, but unpaid distributions, and the cost to complete the restructuring, management is not aware of any significant transactions or events that would require material expenditures in the fourth quarter of 2001.

     Except for $100,000 of short-term debt, the Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2001. The Trust expects to repay the short-term debt with funds on hand or funds provided by future operations.

     No transactions or events have occurred to indicate that funds provided by operations during the fourth quarter of 2001 will differ disproportionately from the third quarter. At September
30, 2001, the Trust, its subsidiaries and controlled partnerships held, in the aggregate, approximately $1,502,000 in unrestricted cash which management believes is sufficient to meet anticipated working capital requirements.



Inflation

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2001 and 2000.


Part II - Other Information

     Item 6(b). No events occurred during the three months ended September 30, 2001, which would have necessitated the filing of a report on Form 8K.

Management Representations

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at September 30, 2001, and December 31, 2000, and the results of its operations and its cash flow for the three months and nine months ended September 30, 2001, and September 30, 2000, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2000 annual report.

Signatures

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CENTURY REALTY TRUST

Date__11/12/01__                    By___S/____________________
                                      John I. Bradshaw, Jr.
                                      President and Treasurer


Date__11/12/01__                    By___S/____________________
                                      David F. White
                                      Controller