Form 10-K
period 2001-12-31
CENTURY REALTY TRUST
filed 2002-03-29
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

			  WASHINGTON, D.C. 20259

				FORM 10-K

	  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001  Commission file number 0-7716

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $16,048,309 based upon the average bid and asked prices on March 5, 2002.

Shares of Beneficial Interest, no par value--1,751,711 shares outstanding as of March 5, 2002.


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



ITEM 2. PROPERTIES

The following investment properties were owned by the registrant at December 31, 2001:

					 Year    No. of    2001          Net
Apartments          Location           Acquired  Units  Occupancy   Investment
----------          --------           --------  ------ ---------   ----------
Park Plaza          Indianapolis, IN     1973     176        87%   $   523,450
Fontenelle          Kokomo, IN           1973     176        86        797,507
Park Forest         Marion, IN           1973      64        85        281,777
Chester Heights     Richmond, IN         1973     110        95        286,599
Driftwood Park      Indianapolis, IN     1989      48        87        918,873
Regency Royale      Mishawaka, IN        1993     132        91      3,140,383
Creek Bay           Indianapolis, IN     1993     208        89      6,239,353
Eagle Creek         Indianapolis, IN     1994     188        95      5,302,422
Fox Run             Indianapolis, IN     1995     256        91      6,116,796
Charter Oaks        Evansville, IN       1997     192        98      4,722,455
Barcelona*          Kokomo, IN           1997      64        83      1,380,278
Beech Grove*        Jeffersonville, IN   1997     182        92      3,929,984
Hampton Court*      Indianapolis, IN     1997      92        95      1,629,390
Sheffield Square*   New Albany, IN       1997     152        97      3,960,349
West Wind Terrace*  Indianapolis, IN     1997      96        84      1,663,340
						-----        --    -----------
Total Apartments                                2,136        91     40,892,956

* Property is owned by a partnership controlled by the Trust.

					Year    Square   Currently     Net
Commercial          Location           Acquired   Feet    Leased    Investment
----------          --------           --------  ------  ---------  ----------
Office/Warehouse
401 Industrial Dr. Carmel, IN           1977    38,000     100%    $   257,343
Office Buildings
1810 E. 62nd St.   Indianapolis, IN     1986    17,000     100         361,986
3510-20 E. 96th St., Indianapolis, IN   1997    34,000      77       1,503,471
						------             -----------
Total Commercial                                 89,000              2,122,800



					 Year    Square    Lease        Net
Restaurants         Location           Acquired   Feet   Expires    Investment
-----------         --------           --------  ------  --------   ----------
Fortune House       Indianapolis, IN     1979     5,000     2004       328,441
Miami Subs          Orlando, FL          1979     3,500     2004       149,814
						  -----                -------
Total Restaurants                                 8,500                478,255
								   -----------
ALL INVESTMENT PROPERTIES                                          $43,494,011
								   -----------
								   -----------

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded on the NASDAQ SmallCap market. Cash distributions are paid approximately 45 days after the end of each quarter. The high and low published bid prices and distributions for the last two years were:

                                           Distributions
2001                High         Low          Declared
----                ----         ----      -------------
1st Quarter        $12.50       $11.38         $0.21
2nd Quarter         13.00        11.38          0.19
3rd Quarter         11.75        11.25          0.19
4th Quarter         12.00        11.11          0.14

                                           Distributions
2000                High         Low          Declared
----                ----         ----      -------------
1st Quarter        $12.25       $10.75         $0.20
2nd Quarter         13.00         9.56          0.20
3rd Quarter         13.00         9.88          0.21
4th Quarter         12.94        10.75          0.21


ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and number of apartments



Years ended December 31,     2001      2000      1999      1998      1997
------------------------     ----      ----      ----      ----      ----
Operating Data:
Rental and other
operating income          $13,017   $13,294   $13,227   $12,845   $ 9,364
Gains on sale of property    -         -         -         -          -
Income before minority
 interest in operating
 partnerships                 706     1,133     1,071       990       832
Net income                    749     1,110       934       884       832

Cash distributions declared 1,269     1,408     1,238     1,222     1,307
Weighted average number
 of shares outstanding      1,740     1,717     1,548     1,547     1,515
Per share:
Basic earnings            $  0.43   $  0.65   $  0.60   $  0.57   $  0.57
Diluted earnings             0.43      0.65      0.60      0.57      0.56
Distributions declared       0.73      0.82      0.80      0.79      0.87

Balance Sheet Data:
Total real estate
 investments(a)           $58,115   $57,539   $57,429   $57,041   $56,608
Allowances for
 depreciation             (14,624)  (13,011)  (11,690)  (10,167)   (8,641)
Total assets               47,556    47,821    49,533    50,489    51,528
Mortgage and other
 notes payable             34,482    34,013    35,171    35,777    36,478
Total liabilities          36,934    36,588    37,829    38,439    39,124
Minority interest in
 operating partnerships       802     1,149     3,476     3,521     3,536
Shareholders' equity        9,819    10,084     8,228     8,529     8,868
Number of shares
 outstanding                1,749     1,726     1,548     1,547     1,547

Other Data:
Cash flow data:
Cash provided by
 operating activities     $ 2,382   $ 3,148   $ 2,711   $ 2,730   $ 2,098
Cash (used in)
 investing activities        (702)     (498)   (  570)   (  637)   (3,299)
Cash provided by (used
 in) financing
 activities                (1,114)   (2,752)   (2,002)   (2,130)   (1,668)

Funds from operations(b):
Income before minority
 interest in operating
 partnerships             $   706   $ 1,133   $ 1,071   $   990   $   832
Deduct gains on sale
 of property                   -         -         -         -         -
Add back investment real
 estate depreciation        1,801     1,774     1,770     1,741     1,265
Deduct funds attributed
 to minority interest         (66)     (160)     (492)     (450)       -
			  -------   -------   -------   -------   -------
Funds from operations     $ 2,441   $ 2,747   $ 2,349   $ 2,281   $ 2,097
			  -------   -------   -------   -------   -------
			  -------   -------   -------   -------   -------
Apartment units owned(a):
Owned at December 31        2,136     2,136     2,136     2,136     2,136
Weighted average number
 of apartments owned
 during the year            2,136     2,136     2,136     2,136     1,503

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

During 2001 the Trust created a wholly owned subsidiary, CRT Investments, Inc. and a limited partnership, Century Realty Properties, L.P. Century Realty Trust is the sole general partner and CRT Investments, Inc. is the sole limited partner of Century Realty Properties, L.P. The accounts of both new entities are included in the consolidated financial statements of the Trust. As of January 1, 2002, titles to most of the Trust's investment properties and operations had been conveyed to the new limited partnership. Management believes that the new structure will facilitate the acquisition of investment properties from individuals and partnerships.

During all of 2001 and 2000 the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the apartment properties containing 586 units are owned by separate partnerships that are controlled by the Trust through a wholly-owned subsidiary. A description of partnership-owned real estate acquisitions is contained in Note 3 to the financial statements.

In 1999, the Trust registered 286,908 shares of beneficial interest which were subsequently offered to holders of an equal number of operating partnership units in the five partnership entities it has controlled, as General Partner, since November, 1997. As of January 1, 2002, holders of 217,390 partnership units, representing 75.8% of outstanding units, had exercised their exchange options. As of January 1, 2001 holders of 192,609, or 67.1%, of the outstanding partnership units had exchanged units for shares. Unit holders who have not exercised their options may do so as of the first day of each calendar quarter through 2007(See Note 3 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on funds from operations and net income per share during the next year.

At December 31, 2001 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). The apartment communities account for most of the rental income and expenses reported. The 2,136 apartment units in the portfolio throughout 2001 and 2000 contributed 94.6% and 94.3%, respectively, of the total revenue from real estate operations, and 98.3% and 98.6%, respectively, of real estate operating expenses.

CRITICAL ACCOUNTING POLICIES

Amortization of Management Contracts.

In November 1997 the Trust paid $650,350 for the general partner interest and absolute management control over five partnerships. The Trust granted to the limited partners in those partnerships options to exchange their interests for shares of beneficial interest of the Trust. Those options will expire in November 2007 at which time the Trust will have the option to issue shares in exchange for any outstanding limited partnership interests. The Trust elected in 1997 to amortize, on a straight line method, its cost to acquire its position over the ten year option period that it granted to the limited partners; consequently, depreciation expense each year includes $65,035 of acquisition cost amortization.

Carpet Replacement Policy.

From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units to real estate operating expense as incurred. The costs to replace carpets amounted to $322,994, $286,453 and $341,740 for 2001, 2000 and 1999 respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.

RESULTS OF OPERATIONS -- 2001

The Trust experienced a decrease of approximately 1.4% in income and an increase of 4.0% in expenses, other than depreciation, related to its apartment operations in 2001. The commercial properties experienced a 4.6% decrease in gross income and an 11.4% increase in operating expenses in 2001 compared to the previous year.

The restaurant property in Orlando, Florida that had been, since early 1999, operated as a Miami Subs franchised restaurant under a five-year operating lease with the operator, was closed during the first four months of 2001. The Trust terminated that lease, under its default provisions; and in May, it re-leased the property to a new Miami Subs franchisee-operator. The new lease, which will expire in 2004, contains terms and conditions similar to the terminated lease. Income lost during the change in lessees amounted to approximately $16,730.

The decrease in gross income from apartment properties resulted from the combined effect of .9% higher average rental rates and a 2.1% decrease in overall occupancy rates. Apartment occupancy rates decreased from an average of 93.2% in 2000 to 91.2% in 2001. At December 31, 2001 the aggregate occupancy rate for the Trust's apartment properties was 90.6%. At the end of 2000, the overall apartment occupancy was 93.5%. The lower occupancy rates in 2001 resulted from higher unemployment rates in several Indiana communities, and lower mortgage loan interest rates that made home ownership a viable alternative for residents of higher-rent apartments.

Real estate operating expenses, including real estate taxes (excluding interest and depreciation) for the apartment properties increased 4.0%. Operating expenses amounted to 51.7% of gross possible income for 2001, up from 50.1% in 2000. Approximately 39% of the increase in operating expenses related to property employee costs which include salaries, payroll taxes and group insurance benefits. Property employee costs in 2001 increased by 6.5% from 2000. Approximately half of the increase resulted from adding employees in June, 2000 to perform certain maintenance, painting and janitorial services previously provided by outside contractors. The remainder of the increase represented increased compensation rates and health insurance
costs.   Employee costs, as a percent of gross possible income,
increased from 12.3% in 2000 to 12.9% in 2001.

Due to declining occupancy rates, other administrative expenses, primarily advertising, which amounted to 4.1% of gross possible income in 2001, was up 13.1% from the previous year. Declining occupancy rates also resulted in 7.7% higher decorating expenses.

Insurance premiums for casualty and workers compensation coverage increased 14.7% in 2001, but accounted for less than 10% of the increase in operating expenses. While the Trust's insurance claims history is not unfavorable, management anticipates that other market forces will result in a substantial increase in premiums for replacement coverage when the current policies expire on June 30, 2002.

Nonresidential properties, other than the net leased restaurant properties, accounted for 4.8% of total income from operations in 2001, and 4.9% in 2000. The decrease resulted primarily from
lower occupancy rates in 2001.   The two office properties that,
in the aggregate, contain 51,000 square feet accounted for 90% of the decrease. Together, they averaged 90% occupancy during 2001, down from 95% for 2000. Expenses related to the turnover of tenants during the 2001 resulted in an 11.4% increase in operating expenses compared with the previous year.

During 2001, 30% of the interest income was earned at money market rates on sweep account demand deposit funds and 70% was earned at savings account rates on restricted cash balances. Restricted cash balances consist of tax and insurance escrow deposits and replacement fund balances held by mortgage lenders, and tenant security deposit savings accounts. In 2001, the Trust earned a 3.14% average rate of return on an average total amount of cash and short-term investments of $392,000, exclusive of the restricted cash accounts over which the Trust does not have investment discretion. In 2000, 41% of the interest income earned by the Trust was derived from the day to day investment of excess cash deposits at money market rates of return that averaged 5.06% on an average daily balance of $792,000.

In August, 2001, the Trust obtained a $5,000,000 mortgage loan on one of its apartment properties. That loan, which provides for interest at the rate of 7.04% will mature in August, 2011 with a scheduled balance at maturity of approximately $3,950,000. Proceeds from that loan were used to repay $2.9 million of short-term debt and to pay off a mortgage loan balance of $1.08 million on one of the Trust's office properties.

For 2001, interest expense related to properties wholly owned by the Trust and its subsidiaries, including the short-term loan referred to above, averaged 7.64% on average outstanding balances of $24.6 million. For 2000, the overall effective interest rate was 8.26% on average outstanding loan balances of $25.1 million. For partnership-owned properties, the average effective interest rate for 2001 and 2000 was 8.69% on average outstanding loan balances of $9.6 and $9.7 million, respectively.

In January, 2002 the Trust completed a modification of two mortgage loans that had unpaid balances totaling approximately $1.4 million at December 31, 2001. Both loans, from the same lender, provided for interest at 8.875% until maturity in June, 2003. As modified, the loans provide for interest at 7.625% and will mature in June, 2008.

State income taxes decreased by approximately $26,000 in 2001 because income subject to the Indiana gross income decreased by approximately $2.2 million. Management expects that state income taxes in 2002 will be further reduced since more of the gross receipts from rental operations that would be taxable if received by the Trust will not by taxable when received by Century Realty Properties, L.P.

General and administrative expenses, which included approximately $26,000 related to the formation of Century Realty Properties, L.P., amounted to 4.5% of income from real estate operations in 2001, compared with 4.3% in 2000. Employee compensation costs, including payroll taxes and benefits, that are included in administrative expenses amounted to $262,500 in 2001, up 4.5% from $251,300 in 2000.

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

Operating expenses amounted to 50.1% of gross possible income for both 2000 and 1999. Approximately 89% of the increase in operating expenses related to property employee costs which include salaries, payroll taxes and group insurance benefits. Property employee costs in 2000 increased by 7% from 1999. Approximately half of the increase resulted from adding employees to perform certain maintenance, painting and janitorial services previously provided by outside contractors. The remainder of the increase represented increased compensation
rates and health insurance costs.   Employee costs, as a percent
of gross possible income, increased from 11.6% in 1999 to 12.3% in 2000, the combined costs for maintenance and repairs, painting and decorating and building services declined from 10.3% in 1999 to 10% in 2000.

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

During 2000, 41% of interest income was earned at money market rates on sweep account demand deposit funds and 41% was earned at savings account rates on restricted cash balances. The balance was received from a property management firm formerly employed by the Trust whose services were terminated in 1999. Restricted cash balances consist of tax and insurance escrow deposits and replacement fund balances held by mortgage lenders, and tenant security deposit savings accounts. In 2000, the Trust earned a 5.06% average rate of return on an average total amount of cash and short-term investments of $793,000, exclusive of the restricted cash accounts over which the Trust does not have investment discretion. In 1999, 33% of the interest income earned by the Trust was derived from the day to day investment of excess cash deposits at money market rates of return that averaged 3.9% on an average daily balance of $655,000.

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

For 2000, interest expense related to Trust-owned properties, including the short-term loan referred to above, averaged 8.26% on average outstanding balances of $25.1 million. For 1999, the overall effective interest rate was 8.27% on average outstanding mortgage loan balances of $25.6 million. For partnership-owned properties, the average effective interest rate for 2000 and 1999 was 8.69% on average outstanding loan balances of $9.7 and $9.8 million, respectively.

General and administrative expenses amounted to 4.2% of income from real estate operations in 2000, compared with 4.5% in 1999. Employee compensation costs, which includes payroll taxes and benefits, that are included in administrative expenses amounted to $251,300 in 2000, up .6% from $249,700 in 1999.

LIQUIDITY AND SOURCES OF CAPITAL

On January 3, 2002, the Trust declared a $.14 per share cash distribution payable February 18, 2002 to holders of record on January 25, 2002 on its 1,751,711 outstanding shares of beneficial interest. The cash requirement for that distribution amounts to $245,240. Two of the five partnerships declared surplus cash distributions aggregating $18,200 payable February 27, 2002, including $4,300 payable to minority interest partners of record January 25, 2002.

Other than the cash required to pay declared distributions, management is not aware of any significant transactions or events which will require material expenditures in 2002. The Trust has no other obligations, nor has it made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 2002. At December 31, 2001, the Trust and its controlled partnerships had $1,316,000 in cash, including $271,400 in partnership accounts, which management believes is sufficient to meet anticipated capital requirements.

Management expects to continue to operate the Trust as a real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. At December 31, 2001, the Trust had no undistributed earnings and profits. Distributions to shareholders during 2001, which totaled $1,269,000, included all of the Trust's taxable income and earnings and profits for 2001 plus $241,800 that was designated as return of capital. During 2000, the Trust distributed $1,408,000, of which $209,000 was designated as return of capital. The aggregate surplus cash distributed to the minority interest partners by the controlled partnerships totaled $20,400 and $65,000 during 2001 and 2000, respectively.

Due to differences in depreciation rates and carrying values of some properties, reported income for 2001 was 19% lower; for 2000, 5% lower; and, for 1999 14% lower, than income for income tax purposes.

MARKET RISK

The Trust does not believe it is subject to market risk.

IMPACT OF INFLATION

Inflation has not had a significant impact on the Trust during 2001, 2000 and 1999.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 7 through 15 of the annual shareholders report for the year ended December
31, 2001, are included as exhibits under Item 14.

Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2001 is as follows:

						  Three Months Ended
       				 ______________________________________________
				   March 31   June 30  September 30 December 31
_______________________________________________________________________________

Rental and other operating income $3,275,174  $3,263,857 $3,249,806 $3,227,828
Income before minority interest
  in operating partnerships          188,504     186,307     52,817    278,313
Net income                           204,038     210,446     69,029    265,079

Earnings per share:
Basic                             $     0.12  $     0.12  $    0.04  $    0.15
Diluted                           $     0.12  $     0.12  $    0.04  $    0.15


Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2000 is as follows:

					        Three Months Ended
                                 ______________________________________________
				  March 31    June 30  September 30 December 31
_______________________________________________________________________________
Rental and other operating income $3,290,500 $3,362,799 $3,356,508  $3,284,258
Income before minority interest
     in operating partnerships       278,307    335,798    278,162     240,313
Net income                           263,880    302,780    275,375     268,140

Earnings per share:
Basic                             $     0.15  $    0.18  $    0.16  $     0.16
Diluted                           $     0.15  $    0.18  $    0.16  $     0.16


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or reported disagreements have occurred which are to be disclosed hereunder.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relative to members of the Board of Trustees and nominee(s) for election to the Board of Trustees, which is included on pages 2 through 6 of the proxy statement for the annual meeting of shareholders to be held May 1 2002, is incorporated herein by reference. The proxy statement will be filed with the Commission pursuant to Regulation 14A within 120
days after December 31, 2001.   The Trust has no executive
officers other than those individuals presently serving as Trustees.

ITEM 11. EXECUTIVE COMPENSATION

Information relative to management remuneration and transactions is included on page 5 of the proxy statement for the annual meeting of shareholders to be held May 1 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relative to security ownership of certain beneficial owners and management is included on pages 2 through 6 of the proxy statement for the annual meeting of shareholders to be held May 1, 2002, and is incorporated herein by reference.

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


				    CENTURY REALTY TRUST


Date:  3/25/02                      By: S/ JOHN I. BRADSHAW, JR.
					President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  3/22/02                          S/ DAVID F. WHITE
					Controller


Date:  3/27/02                          S/ FRANCIS M. HAPAK
					Trustee, Chairman of the Board


Date:  3/25/02                          S/ JOHN W. ADAMS
					Trustee


Date:  3/27/02                          S/JOHN J. DILLON
					Trustee


Date:  3/26/02                          S/ MARVIN L. HACKMAN
					Trustee


Date:  3/27/02                          S/ JOHN A. WALLACE
					Trustee

Date:  3/26/02                          S/MURRAY R. WISE
					Trustee


ITEM 14(A)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                       SCHEDULES

The following consolidated financial statements of Century
Realty Trust and subsidiaries are included herein and in the annual report of the Registrant to its shareholders for the year ended December 31, 2001:

     Consolidated balance sheets - December 31, 2001 and 2000

     Consolidated statements of income - Years ended December 31, 2001, 2000 and 1999

     Consolidated statements of shareholders' equity - Years ended December 31,
						       2001, 2000 and 1999

     Consolidated statements of cash flows - Years ended December 31, 2001,
                                             2000 and 1999

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


		  CONSENT OF INDEPENDENT AUDITORS

Board of Trustees
Century Realty Trust

We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Century Realty Trust of our report dated
February 15, 2002, included in the 2001 Annual Report to
Shareholders of Century Realty Trust.

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


						 S/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 26, 2002


Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
        						   December 31
						       2001          2000
						     ___________   ___________
Assets
Real estate investments:
  Land                                               $3,776,383    $3,776,383
  Buildings                                          52,792,086    52,231,244
  Equipment                                           1,357,386     1,301,796
  Allowances for depreciation                       (14,623,791)  (13,011,130)
						     ___________   ___________
						     43,302,064    44,298,293
  Net investment in direct financing leases             191,947       229,698
						     ___________   ___________
						     43,494,011    44,527,991
Cash and cash equivalents                             1,316,299       781,215
Restricted cash                                       1,412,694     1,295,266
Accounts and accrued interest receivable                209,914       130,998
Unamortized management contracts                        384,791       449,826
Unamortized mortgage costs                              487,082       441,906
Undeveloped land                                         99,675        99,675
Other assets                                            151,486        94,259
						     ___________   ___________
						    $47,555,952   $47,821,136
						     ___________   ___________
						     ___________   ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                       $92,406    $3,000,000
  Mortgage notes payable                             34,389,954    31,013,235
  Accounts payable and accrued liabilities              244,088       426,647
  Accrued Interest                                      214,811       251,817
  Accrued State income and property taxes             1,422,088     1,391,927
  Tenants' security deposits and unearned rent          571,123       503,952
						     ___________   ___________
						     36,934,470    36,587,578

Minority interest in operating partnerships             802,403     1,149,187

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued - 1,768,249 shares in 2001 and
    1,743,243 in 2000, including 19,207
    shares in 2001 and 16,806 shares in 2000,
    in treasury                                       9,327,102     9,043,334
  Undistributed(overdistributed)income other
   than from gain on the sale of real estate           (625,709)     (104,950)
  Undistributed net realized gain from the
   sale of real estate                                1,316,078     1,316,078
  Cost of treasury shares                              (198,392)     (170,091)
						     ___________   ___________
						      9,819,079    10,084,371
						     ___________   ___________
						    $47,555,952   $47,821,136
						     ___________   ___________
						     ___________   ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
					       Year ended December 31
					   2001         2000         1999
					__________   __________   __________
Income:
Real estate operations:
  Rental Income                       $12,652,983  $12,859,735  $12,854,221
  Income from direct
   financing leases                        28,344       33,142       37,331
  Other income                            287,892      300,130      258,292
					__________   __________   __________
				       12,969,219   13,193,007   13,149,844
  Less:
    Real estate operating expenses      5,722,545    5,457,880    5,337,115
    Depreciation                        1,810,144    1,781,461    1,800,474
    Real estate taxes                   1,361,841    1,303,226    1,233,153
					__________   __________   __________
					8,894,530    8,542,567    8,370,742
					__________   __________   __________
					4,074,689    4,650,440    4,779,102
Interest income                            47,446      101,058       77,443
					__________   __________   __________
					4,122,135    4,751,498    4,856,545
Expenses:
Interest                                2,744,801    2,953,433    3,070,700
State income taxes                         87,216      113,181      119,934
General and administrative expenses       584,177      552,304      594,634
					__________   __________   __________
					3,416,194    3,618,918    3,785,268
					__________   __________   __________
Income before minority interest
 in operating partnerships                705,941    1,132,580    1,071,277

Minority interest in operating
 partnerships                              42,651      (22,405)    (137,722)
					__________   __________   __________
Net income                               $748,592   $1,110,175     $933,555
					__________   __________   __________
					__________   __________   __________
Earnings per share:

  Basic earnings per share                  $0.43        $0.65        $0.60

  Diluted earnings per share                $0.43        $0.65        $0.60


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Shareholders' Equity

						        Undistributed
						    (Overdistributed)  Undistributed
						         Income Other            Net
			     Outstanding                    Than From       Realized
			       Shares of   Shares of          Gain on      Gain from     Cost of
			       Benefical   Benefical          Sale of        Sale of    Treasury
				Interest    Interest      Real Estate    Real Estate      Shares      Total
			      _________  __________       __________     __________  __________  __________
Balance at January 1, 1999    1,547,314   6,758,619          496,940     1,316,078     (42,518)  8,529,119
  Net income for 1999                  -          -          933,555           -             -     933,555
  Dividends ($.80 per share)           -          -       (1,237,911)          -             -  (1,237,911)
  Stock options exercised           300         798              -             -         2,052       2,850
			       _________  __________       __________    __________  __________  __________
Balance at December 31, 1999  1,547,614   6,759,417          192,584     1,316,078     (40,466)  8,227,613
  Shares issued                 189,715   2,283,917              -             -             -   2,283,917
  Shares purchased
    for treasury                (10,892)                                              (129,625)   (129,625)
  Net income for 2000                  -          -        1,110,175           -             -   1,110,175
  Dividends ($.82 per share)           -          -       (1,407,709)          -             -  (1,407,709)
			       _________  __________       __________    __________  __________  __________
Balance at December 31, 2000  1,726,437  $9,043,334        ($104,950)   $1,316,078   ($170,091)$10,084,371
  Shares issued                  25,006     283,703              -             -             -     283,703
  Shares purchased
    for treasury                 (2,901)                                               (33,361)    (33,361)
  Stock options exercised           500          65              -             -         5,060       5,125
  Net income for 2001                  -          -          748,592           -             -     748,592
  Dividends ($.73 per share)           -          -       (1,269,351)          -             -  (1,269,351
			       _________  __________       __________    __________  __________  __________
Balance at December 31, 2001  1,749,042  $9,327,102        ($625,709)   $1,316,078   ($198,392) $9,819,079
			       _________  __________       __________    __________  __________  __________
			       _________  __________       __________    __________  __________  __________

See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
        					Year ended December 31
					     2001        2000        1999
					  __________  __________  __________
Operating Activities
Net income                                 $748,592  $1,110,175    $933,555
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
   Depreciation and amortization          1,865,684   1,830,216   1,849,791
   Minority interest                        (42,651)     22,405     137,722
   Changes in operating assets
    and liabilities:
     Restricted cash                          8,295     (37,561)   (205,701)
     Accounts and accrued income
      receivable                            (77,863)    303,585      39,495
     Other assets                           (96,752)     10,810     (17,620)
     Accounts payable and accrued
      liabilities                           (90,918)   (110,258)     15,947
     Tenants' security deposits and
      unearned rent                          67,171      18,399     (42,089)
					  __________  __________  __________
Net cash provided by operations           2,381,558   3,147,771   2,711,100

Investing Activities:
Purchase of property and improvements      (740,030)   (530,969)   (602,152)
Lease principal payments received            37,752      32,953      31,732
					  __________  __________  __________
Net cash used in investing activities      (702,278)   (498,016)   (570,420)

Financing Activities:
Net short-term bank
 borrowings (repayments)                 (2,907,594)  2,900,000          -
Net proceeds from mortgage
 notes payable                            4,788,590          -           -
Principal payments on mortgage
 notes payable                           (1,623,281) (4,058,179)   (595,994)
Shares purchased for treasury               (33,361)   (129,625)         -
Sale of treasury shares                       5,125          -        2,850
Distributions to minority interest          (20,427)    (64,999)   (182,947)
Dividends paid to shareholders           (1,353,248) (1,399,467) (1,225,760)
					  __________  __________  __________
Net cash used in
 financing activities                    (1,144,196) (2,752,270) (2,001,851)
					  __________  __________  __________
Net increase (decrease) in cash
 and cash equivalents                       535,084    (102,515)    138,829
Cash and cash equivalents
 at beginning of year                       781,215     883,730     744,901
					  __________  __________  __________
Cash and cash equivalents
 at end of year                          $1,316,299    $781,215    $883,730
					  __________  __________  __________
					  __________  __________  __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities
 were as follows:
   Issued 26,006 shares of beneficial
    interest in 2001 and 189,715
    shares of beneficial interest in
    2000 in exchange for operating
    partnership units (See Note 3)         $283,703  $2,283,917          -

See accompanying notes.


Century Realty Trust
Notes to Consolidated Financial Statements
December 31, 2001

1. Significant Accounting Policies

Organization and Management Agreements:

Century Realty Trust (the Trust) commenced operations under a Plan of Reorganization as of January 1, 1973, as the successor in interest to American National Trust and Republic National Trust. CRT Investments, Inc. was formed as a wholly owned subsidiary in 2001. Century Realty Properties, L.P., an Indiana limited partnership, was formed in 2001, with Century Realty Trust as its manager and sole general partner and CRT Investments, Inc. as its sole limited partner. During 2001, the Trust conveyed substantially all of its investment properties to Century Realty Properties, L.P. Charter Oaks Associates, LLC and CR Management, Inc. were formed as wholly-owned subsidiaries in 1997. CR Management, Inc. is the manager and sole general partner of five partnerships (Porter Portfolio), each of which owns one apartment property as its principal asset. As the sole general partner and pursuant to each partnership agreement, the Trust has full, exclusive and complete responsibility and discretion in the management and control of each of these five partnerships. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. Interests held by limited partners other than the Trust in the five real estate partnerships are reflected as minority interests in operating partnerships. Charter Oaks Associates, LLC holds title to the Charter Oaks apartments in Evansville, Indiana, which the Trust purchased in 1997.

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

Unamortized Management Contracts:

Unamortized management contracts represent the allocation of the purchase price related to the Porter Portfolio acquisition identifiable with obtaining management of those properties (See
Note 3). Amortization is computed by the straight-line method for a 10 year period which is the number of years the limited partners in the five controlled partnerships have to exchange their operating partnership units (O.P. units) into shares of beneficial interest of the Trust. The cumulative amortization was $265,559 and $200,524 at December 31, 2001 and 2000,
respectively.

Unamortized Mortgage Costs:

Unamortized mortgage costs represent costs incurred to acquire long-term financing. Amortization is computed by the straight-line method based on the terms of the loans which approximates the effective interest method. The cumulative amortization was $250,531 and $208,306 at December 31, 2001 and 2000, respectively.

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

New Accounting Pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 and No. 142, Business Combinations and Goodwill and Other Intangible Assets which address accounting and reporting for business combinations and the impairment of Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. The Trust adopted FAS 141 and 142 as of January 1, 2002 and does not expect that either will have a significant impact on the Trust's financial position and results of operations.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, which addresses accounting and reporting for the impairment or disposal of long-lived assets effective for fiscal years beginning after December 15, 2001. The Trust adopted FAS 144 as of January 1, 2002 and does not expect that it will have a significant impact on the Trust's financial position and results of operations.

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

The Trust's net investment in direct financing leases consists of:


                                              2001          2000
                                         ------------   ------------

Minimum lease payments receivable            $192,778     $258,873
Estimated unguaranteed residual values         47,419       47,419
Unearned income                               (48,250)     (76,594)
					  ------------  ------------
Net investment                               $191,947      $229,698
					  ------------  ------------
                                          ------------  ------------

At December 31, 2001 future minimum lease payments receivable from direct financing leases are $66,095 for 2002 and 2003, and $60,587 for 2004. Also, at December 31, 2001, future minimum annual lease payments due from noncancelable operating leases are $69,099 for 2002 and 2003, and $17,329 for 2004.

3.  Real Estate Investment Transactions

In 1997, the Trust, through its wholly-owned subsidiary, CR Management, Inc., acquired from a single unrelated seller, the general partner interest in five limited partnerships (the "Porter Portfolio") each of which owned a single apartment property as its principal asset.

The acquisition resulted in creating five new partnerships that issued, in the aggregate, 286,908 O.P. units to the selling partnerships for their contribution of net assets to the newly formed partnerships. At the date of acquisition, the market value of the Trust's shares of beneficial interest was $11.625 per share.

The acquisition agreement provided that the Trust would use its best efforts to grant to each beneficial owner of O.P. units, commencing two years after closing, the right to exchange those units on a one for one basis for shares of beneficial interest of the Trust.

Such exchange rights were granted in December, 1999, effective January 1, 2000 and on the first day of each quarter thereafter, and will exist until November 27, 2007, at which time the Trust may, at its option, require the exchange of any remaining outstanding O.P. units. Through December 31, 2001, holders of 214,721 O.P. units elected to exchange their units for shares of beneficial interest. The Trust repurchased 13,793 of those shares, for a total cost of $162,986 from residents of certain states with which the Trust elected not to register its shares. As a result of the exchanges, the Trust owned 75.2% of the limited partnership interests in the Porter Portfolio partnerships at December 31, 2001.

Due to the level of control that the Trust has over the activities and operations of each of the partnerships included in the Porter Portfolio, the financial position and results of operations of those partnerships are included in the consolidated financial statements as the minority interest in operating partnerships.

4.  Short-term Debt

The Trust maintains a line of credit which is renewed annually, and at December 31, 2001, the maximum borrowing limit was $3,000,000. As of December 31, 2001 and 2000, the Trust had borrowed $92,406 and $3,000,000, respectively. The Trust repaid $2,900,000 in August, 2001 with proceeds from a long-term mortgage loan on one of its apartment properties. The line of credit rate of interest was 4.75% and 9.5% and at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, approximately $312,000 and
$273,000, respectively, in bank deposit accounts represent collateral for the short-term debt.

5.  Mortgage Notes Payable

Mortgage notes applicable to properties wholly owned by the Trust and by Century Realty Properties, L.P. are payable in monthly installments, including interest at rates ranging from 4.53% to 8.5% per annum, and mature from October 3, 2004 to February 1, 2012. At December 31, 2001 and 2000, mortgage notes payable by the Trust amounted to $24,867,919 and $21,368,039, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2001 are: 2002, $475,514; 2003, $504,679; 2004, $1,253,869; 2005, $5,125,099;
2006, $5,808,444 and thereafter, $11,700,314.

Mortgage notes applicable to properties included in the Porter Portfolio controlled by the Trust are payable in monthly installments, including interest at rates ranging from 8.125% to 8.875% per annum, and mature from June 1, 2006 to May 1, 2030. At December 31, 2001 and 2000, mortgage notes payable by partnerships controlled by the Trust amounted to $9,522,035 and $9,645,196, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2001 are: 2002, $108,914; 2003, $113,355; 2004, $123,327; 2005,
$134,180; 2006, $2,549,342 and thereafter $6,492,917.

Cash paid for interest was $2,781,807, $2,965,411, and $3,071,684 for years ended December 31, 2001, 2000, and 1999, respectively.

At December 31, 2001, approximately $26,618,222 of the owned real estate investments, and $12,563,000 of controlled real estate investments, after allowances for depreciation, represent collateral for the mortgage notes payable.

6.  Shareholder Rights Plan

In 1989, the Board of Trustees adopted a Shareholder Rights Plan and distributed as a dividend one purchase right (a "Right") for each outstanding share of beneficial interest. At December 31, 2001 there were 1,749,042 Rights outstanding. Each Right entitles the holder to purchase from the Trust one share of beneficial interest at a price of $20 per share, subject to certain antidilution adjustments. The Rights are not exercisable or transferable apart from the shares until certain events occur relating to the acquisition of shares of the Trust as defined in the Plan. The Rights may be redeemed by the Board of Trustees at a redemption price of $.01 per Right until certain events relating to the acquisition of shares of the Trust as defined by the Plan occur.

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

In May, 2000, the Board of Trustees granted to each of three newly elected Trustees, an option to purchase up to 5,000 shares of beneficial interest exercisable on or before April 30, 2003, a price of $10.25 per share, the fair market value at the date of grant. Options for 500 shares were exercised in February, 2001.

Except for the 500 shares purchased in Febrary, 2001, the options granted in 1999 and 2000 were unexercised at December
31, 2001.

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

The carrying amounts and fair values of the Trust's financial instruments are as follows:

					     December 31, 2001
				    Carrying Amount         Fair Value
				    ----------------     ---------------
Cash and cash equivalents            $  1,316,299          $ 1,316,000
Restricted cash                         1,412,694            1,412,000
Short-term debt                            92,406               92,000
Mortgage notes payable                 34,389,954           35,700,000


                              		     December 31, 2000
				    Carrying Amount         Fair Value
				    ----------------      --------------
Cash and cash equivalents            $   781,215          $    781,000
Restricted cash                        1,295,266             1,295,000
Short-term debt                        3,000,000             3,000,000
Mortgage notes payable                 31,013,235           31,210,000



9. Earnings Per Share

A reconciliation of the numerator and denominator of the earnings per share computation is as follows:

					2001         2000        1999
				     ----------   ----------  ----------
Numerator (net income):
  Numerator for basic and diluted
   earnings per share                $  748,595   $1,110,175   $ 933,555

				     ----------   ----------  ----------
				     ----------   ----------  ----------
Denominator:
  Denominator for basic earnings per
   share-weighted average shares      1,739,882    1,716,560   1,547,516
  Effect of dilutive securities:
     Stock options                        1,553          807         341
                                     ----------   ----------  ----------
Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions                         1,741,435    1,717,367   1,547,857
				     ----------   ----------  ----------
				     ----------   ----------  ----------

Basic earnings per share             $      .43   $      .65   $     .60
				     ----------   ----------  ----------
				     ----------   ----------  ----------
Diluted earnings per share           $      .43   $      .65   $     .60
				     ----------   ----------  ----------
				     ----------   ----------  ----------

Shareholder rights have not been included in the earnings per share calculation because they would be anti-dilutive at December 31, 2001, 2000 and 1999.


Report of Independent Auditors

Board of Trustees
Century Realty Trust

We have audited the accompanying consolidated balance sheets of Century Realty Trust and Subsidiaries (the "Trust") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Realty Trust and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


					      ERNST & YOUNG LLP


February 15, 2002
Indianapolis, IN



                              SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               CENTURY REALTY TRUST

                                                 December 31, 2001


				           Col. B         Col. C                          Col. D
								                    Cost Capitalized
					         Initial Cost to Company        Subsequent to Acquision
                                           ___________________________________  _______________________
							             Buildings
							               and                   Carrying
	    Description                    Encumbrances    Land    Improvements Improvements   Costs
______________________________________________________________________________________________________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN      First mortg    $56,700    $852,500     $359,488    $     -
  Park Forest (64), Marion, IN             First mortg     57,800     517,200      582,848          -
  Fontenelle (176), Kokomo, IN                 None       128,000   1,622,000    1,401,398          -
  Park Plaza I (88), Indianapolis, IN          None        37,655     693,295      393,277          -
  Park Plaza II (96), Indianapolis, IN         None        47,345     871,705                       -
  Driftwood Park (48), Indianapolis, IN    First mortg    117,000   1,168,308      214,413          -
  Regency Royale (132), Mishawaka, IN      First mortg    125,000   3,638,499      166,072          -
  Creek Bay (208), Indianapolis, IN        First mortg    340,940   7,101,480      159,906          -
  Eagle Creek Park (188), Indianapolis, IN First mortg    378,000   5,679,172      448,673          -
  Fox Run (256), Indianapolis, IN          First mortg    398,000   6,446,469      354,713          -
  Charter Oaks (192), Evansville, IN       First mortg    241,500   4,851,716      174,175          -
  Barcelona (64), Kokomo, IN               First mortg     59,200   1,350,384      110,815          -
  Beech Grove (182), Jeffersonville, IN    First mortg    469,000   3,612,360      173,896          -
  Hampton Court (92), Indianapolis, IN     First mortg    225,600   1,481,900       59,571          -
  Sheffield Square (152), New Albany, IN   First mortg    227,000   4,020,424      106,357          -
  West Wind Terrace (96), Indianapolis, IN First mortg    136,700   1,610,241       82,217          -
Commercial (square feet):                                                                           -
  Office/Warehouse (38,000), Carmel, IN    First mortg     54,000     446,075      158,411          -
  Office (17,000), Indianapolis, IN            None        71,500     457,818       65,718          -
  Office (34,000), Indianapolis, IN            None       348,725   1,184,344      126,967          -
Net leased restaurants (square feet):                                                               -
  Miami Subs (3,500), Longwood, FL             None       113,479      54,026         ---           -
  Fortune House (5,000), Indianapolis, IN      None       136,494        ---          ---           -
                                                        ______________________________________________
					        	3,769,638  47,659,916    5,138,915          -
  Construction in progress - various locations                ---         ---          ---          -
                                                        ______________________________________________
						        3,769,638  47,659,916    5,138,915          -
  Equipment--various locations                 None           ---     492,266      865,120          -
                                                        ______________________________________________

	   TOTAL REAL ESTATE INVESTMENTS               $3,769,638 $48,152,182   $6,004,035    $     -
                                                        ______________________________________________
                                                        ______________________________________________
  Undeveloped land - various locations         None       $99,675 $       ---   $      ---    $     -
                                                        ______________________________________________
                                                        ______________________________________________




                				     Col. E                   Col. F       Col. G    Col. H      Col.I
					       Gross Amount at Which
                                            Carried at Close of Period                                       Life on Which
                                           ______________________________                                   Depreciation in
				                    Buildings                                                Latest Income
				                       and                   Accumulated   Date of     Date     Statements
	    Description                     Land   Improvements   Total     Depreciation Construction Acquired Is Computed
_________________________________________________________________________________________________________________________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN      $63,445  $1,205,243  $1,268,688      $992,961     1965      01/73     31 years
  Park Forest (64), Marion, IN              57,800   1,100,048   1,157,848       880,167     1962      01/73     31 years
  Fontenelle (176), Kokomo, IN             128,000   3,023,398   3,151,398     2,416,808     1966      01/73     29 years
  Park Plaza I (88), Indianapolis, IN       37,655   1,086,572   1,124,227       802,647     1965      01/73     33 years
  Park Plaza II (96), Indianapolis, IN      47,345     871,705     919,050       758,382     1967      01/73     33 years
  Driftwood Park (48), Indianapolis, IN    117,000   1,382,721   1,499,721       591,180     1963      09/89     28 years
  Regency Royale (132), Mishawaka, IN      125,000   3,804,571   3,929,571       835,317     1983      06/93     40 years
  Creek Bay (208), Indianapolis, IN        340,940   7,261,386   7,602,326     1,472,702     1992      12/93     40 years
  Eagle Creek Park (188), Indianapolis, IN 378,000   6,127,845   6,505,845     1,257,623     1974      03/94     40 years
  Fox Run (256), Indianapolis, IN          398,000   6,801,182   7,199,182     1,184,821     1974      03/95     40 years
  Charter Oaks (192), Evansville, IN       241,500   5,025,891   5,267,391       569,782     1984      06/97     40 years
  Barcelona (64), Kokomo, IN                59,200   1,461,199   1,520,399       157,314     1971      11/97     33 years
  Beech Grove (182), Jeffersonville, IN    469,000   3,786,256   4,255,256       391,416     1973      11/97     33 years
  Hampton Court (92), Indianapolis, IN     225,600   1,541,471   1,767,071       158,432     1980      11/97     33 years
  Sheffield Square (152), New Albany, IN   227,000   4,126,781   4,353,781       430,617     1974      11/97     33 years
  West Wind Terrace (96), Indianapo1is, IN  36,700   1,692,458   1,829,158       176,147     1967      11/97     33 years
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN     54,000     604,486     658,486       401,143     1972      10/77     33 years
  Office (17,000), Indianapolis, IN         71,500     523,536     595,036       233,744     1966       7/86     33 years
  Office (34,000), Indianapolis, IN        348,725   1,311,311   1,660,036       157,259     1975       5/97     40 years
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL         113,479      54,026     167,505        17,691     1978       1/79     10 years
  Fortune House (5,000), Indianapolis, IN  136,494        ---      136,494          ---      1979      11/79       N/A
                                         _______________________________________________
				         3,776,383  52,792,086  56,568,469    13,886,153
  Construction in progress - various locations ---         ---         ---           ---                           N/A
                                         _______________________________________________
				         3,776,383  52,792,086  56,568,469    13,886,153
  Equipment--various locations                ---    1,357,386   1,357,386       737,638    Various    Various  3-15 years
					________________________________________________

   TOTAL REAL ESTATE INVESTMENSTS       $3,776,383 $54,149,472 $57,925,855(A)$14,623,791(A)
                                        ________________________________________________
                                        ________________________________________________
  Undeveloped land - various locations     $99,675 $       ---     $99,675(B)    $   ---     N/A       1/73        N/A
                                        ________________________________________________
                                        ________________________________________________



(A) The aggregate carrying value for tax purposes is $38,510,332
(B) The aggregate carrying value for tax purposes is $72,522



                             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                         CENTURY REALTY TRUST

                                                           December 31, 2001

							Total Land,
					    Buildings    Buildings
					       and          and                  Accumulated Undeveloped
				  Land     Improvements Improvements  Equipment  Depreciation   Land
                             ____________ ____________ ____________ ___________ ____________  _________
Balance December 31, 1998      $3,776,383  $51,642,208  $55,418,591  $1,273,636  $10,166,811    $99,675
   Additions:
      Improvements                   ---       514,380      514,380     141,799        ---         ---
      Depreciation                   ---          ---          ---         ---    1,705,249        ---
   Deductions:
      Fully amortized costs          ---        71,380       71,380     110,601     181,981        ---
                             ____________ ____________ ____________ ___________ ____________  _________

Balance December 31, 1999      $3,776,383  $52,085,208  $55,861,591  $1,304,834  $11,690,079    $99,675
   Additions:
      Improvements                   ---       369,866      369,866     161,103        ---         ---
      Depreciation                   ---          ---          ---         ---    1,709,022        ---
   Deductions:
      Fully amortized costs          ---       223,830      223,830     164,141     387,971        ---
                             ____________ ____________ ____________ ___________ ____________  _________

Balance December 31, 2000      $3,776,383  $52,231,244  $56,007,627  $1,301,796  $13,011,130    $99,675
   Additions:
      Improvements                   ---       627,448      627,448     112,582        ---         ---
      Depreciation                   ---          ---          ---         ---    1,736,259        ---
   Deductions:
      Fully amortized costs          ---        66,606       66,606      56,992     123,598        ---
                             ____________ ____________ ____________ ___________ ____________  _________

Balance December 31, 2001      $3,776,383  $52,792,086  $56,568,469  $1,357,386  $14,623,791    $99,675

