Form 10-Q
period 2002-03-31
CENTURY REALTY TRUST
filed 2002-05-15
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

			   WASHINGTON,  D.C. 20549

				  FORM 10Q



	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		     THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002             Commission File Number 0-7716



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Shares of Beneficial Interest, no par value               1,751,711
shares





Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
					      March                  December
					     31, 2002                31, 2001
					   _____________          ____________
					    Unaudited               See Note 1
Assets
Real estate investments:
  Land                                       $3,776,383            $3,776,383
  Buildings                                  52,884,865            52,792,086
  Equipment                                   1,376,375             1,357,386
  Allowances for depreciation               (15,067,320)          (14,623,791)
					   _____________          ____________
					     42,970,303            43,302,064
  Net investment in direct financing leases     181,134               191,947
					   _____________          ____________
					     43,151,437            43,494,011
Cash and cash equivalents                     1,676,831             1,316,299
Restricted cash                               1,586,280             1,412,694
Accounts and accrued income receivable          211,220               209,914
Unamortized management contracts                368,532               384,791
Unamortized mortgage costs                      496,935               487,082
Undeveloped land                                 99,675                99,675
Other assets                                    108,549               151,486
					   _____________          ____________
					    $47,699,459           $47,555,952
					   _____________          ____________
					   _____________          ____________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                    -                $92,406
  Mortgage notes payable                    $34,246,603            34,389,954
  Accounts payable and accrued liabilities      223,689               244,088
  Interest                                      208,889               214,811
  State income and property taxes             1,804,176             1,422,088
  Tenants' security deposits and unearned rent  605,120               571,123
					   _____________          ____________
					     37,088,477            36,934,470

Minority interest in operating partnerships     770,653               802,403

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,770,918 shares (1,768,249 shares
    at December 31, 2001), including 19,207
    shares in treasury                        9,358,857             9,327,102
  Overdistributed income other
   than from gain on the sale of real estate   (636,214)             (625,709)
  Undistributed net realized gain from the
   sale of real estate                        1,316,078             1,316,078
  Cost of treasury shares                      (198,392)             (198,392)
					   _____________          ____________
					      9,840,329             9,819,079
					   _____________          ____________
					    $47,699,459           $47,555,952
					   _____________          ____________
					   _____________          ____________
See accompanying notes.








Century Realty Trust and Subsidiaries
Consolidated Statements of Income
Unaudited
						      Three Months
						     Ended March 31
					       2002                  2001
					   ____________          ____________
Income:
Real estate operations:
  Rental Income                             $3,161,394            $3,181,544
  Income from direct financing leases            5,712                 7,086
  Other income                                  71,558                71,891
					   ____________          ____________
					     3,238,664             3,260,521
  Less:
    Real estate operating expenses           1,348,618             1,400,370
    Depreciation                               462,054               432,527
    Real estate taxes                          361,851               358,392
					   ____________          ____________
					     2,172,523             2,191,289
					   ____________          ____________
					     1,066,141             1,069,232
Interest income                                  5,424                14,653
					   ____________          ____________
					     1,071,565             1,083,885
Expenses:
Interest                                       650,104               714,357
State income taxes                               4,556                30,653
General and administrative                     180,052               150,371
					   ____________          ____________
					       834,712               895,381

Income before minority interest
 in operating partnerships                     236,853               188,504

Minority interest in operating
 partnerships                                   (3,093)               15,534
					   ____________          ____________
Net income                                    $233,760              $204,038
					   ____________          ____________
					   ____________          ____________
Earnings per share:

  Basic earnings per share                       $0.13                 $0.12

  Diluted earnings per share                     $0.13                 $0.12


See accompanying notes.











Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited
                                                        Three Months
                                                       Ended March 31
                                                 2002                  2001
                                             ___________            __________
Operating Activities
Net income                                     $233,760              $204,038
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                475,252               444,014
   Minority interest                              3,093               (15,534)
   Changes in operating assets
    and liabilities:
     Restricted cash                           (173,586)             (133,863)
     Accounts and accrued income receivable      (1,306)             (187,600)
     Other assets                                17,620                22,218
     Accounts payable and accrued liabilities   355,767               340,731
     Tenants' security deposits and
      unearned rent                              33,997                29,129
                                             ___________            __________
Net cash provided by operations                 944,597               703,133

Investing Activities:
Purchase of property and improvements          (111,768)              (75,456)
Lease principal payments received                10,813                 9,438
                                             ___________            __________
Net cash used in investing activities          (100,955)              (66,018)

Financing Activities:
Net short-term bank loan repayments             (92,406)                    -
Principal payments on mortgage notes payable   (143,351)             (127,549)
Shares purchased for treasury                         -                     -
Treasury shares sold                                  -                 5,125
Dividends paid to shareholders                 (244,265)             (360,315)
Distributions to minority interest               (3,088)              (11,985)
                                             ___________            __________
Net cash used in financing activities          (483,110)             (494,724)
                                             ___________            __________
Net increase in cash and cash equivalents       360,532               142,391
Balance at beginning of period                1,316,299               781,215
                                             ___________            __________
Balance at end of period                     $1,676,831              $923,606
                                             ___________            __________
                                             ___________            __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 2,669 shares in 2002 and 2,894
    shares in 2001 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                  $31,575               $33,319
                                             ___________            __________
                                             ___________            __________

See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
March 31, 2002
Unaudited

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March
31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2001.

Note 2 - Interest in Operating Partnerships

     The Trust, through its wholly-owned subsidiary, CR Management, Inc., is the general partner in five limited partnerships each of which owns, as its principal asset, a single apartment property. CR Management, Inc. owns 2,972 of the 289,880 outstanding partnership units. Effective January 1, 2001, the Trust granted to each of the beneficial owners of the remaining 286,908 partnership units the right to exchange their units for an equal number of shares of the Trust. Exchanges may be exercised effective on the first day of each calendar quarter.
At March 31, 2002 the Trust owned, in the aggregate 220,362, or 76%, of the 289,880 outstanding partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.


     During the three months ended March 31, 2002, the Trust issued 2,669 shares of beneficial interest in exchange for partnership units. As of April 1, 2002, holders of 2,567 units elected to exchange units for shares. Including the exchanges exercised
April 1, 2002, the Trust owns 222,929, or 77.7%, of the 289,880 outstanding operating partnership units.

Note 3 - Mortgage Notes Payable

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $179,500, including interest at rates ranging from 3.80% to 9% per annum, and which mature from October 3, 2004 to February 1, 2012. Scheduled payments during the three months ended March 31, 2002 decreased mortgage loan balances, in the aggregate, by $113,396.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $78,000. The loans have interest rates ranging from 8 1/8% to 8 7/8%, and mature from June 1, 2006 to May 1, 2030. Scheduled payments during the three months ended March 31, 2002 decreased mortgage loan balances, in the aggregate, by $29,955.

Note 4 - Short-Term Debt

     At December 31, 2001, the Trust had borrowed $92,406 under its $3,000,000 bank line of credit. The Trust repaid that balance in the first quarter of 2002. The line of credit is renewed annually in August.


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

     At March 31, 2002 and 2001, and throughout the quarters then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has a majority financial interest and over which it has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 2001 annual report. At March 31, 2002 and 2001 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%).
Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the second quarter of 2002.
In view of lower average apartment occupancy rates, rental discounts offered at certain locations, and higher operating expenses to retain and attract residents, management expects that net operating income from apartment operations for the first half of 2002 will be less than that reported for the first half of 2001. Lower interest costs related to certain mortgage loans, however, are expected to mitigate the impact of apartment operations on net income through the second quarter of 2002.

Critical Accounting Policies

     Amortization of Management Contracts. In November, 1997, the Trust paid $650,350 for the general partner interest and absolute management control over five partnerships, each of which owns one apartment property as its principal asset. The accounts of the partnerships are included in the consolidated financial statements of the Trust. The Trust granted to the limited partners in those partnerships options to exchange their interests for shares of beneficial interest of the Trust. Those options will expire in November 2007 at which time the Trust will have the option to issue shares in exchange for any outstanding limited partnership interests. The Trust elected in 1997 to amortize, on a straight line basis, its cost to acquire its position over the ten-year option period that it granted to the limited partners; consequently, depreciation expense each year includes $65,035 ($16,260 each quarter) of acquisition cost amortization.

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units to real estate operating expense as incurred. The costs to replace carpets amounted to $45,735 and $73,667 in the first quarters of 2002 and 2001, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.


RESULTS OF OPERATIONS

     For the first quarter of 2002, the Trust reported a $21,900 or ..7%, decrease in gross income from real estate operations from the comparable 2001 period. Gross income from apartment operations decreased by $35,400, or 1.1%, from the prior year quarter. Higher average rental rates in 2002, up .9%, were more than offset by lower economic occupancy rates. Economic occupancy for the first quarter of 2002 was 89.6%, down 2% from the prior year quarter.

     Rental properties other than apartments accounted for 5.8% of total income from rental operations in the first quarter of 2002. Gross income from non-apartment properties increased
$13,500 from the prior year quarter due primarily to $12,500 in rental revenue in 2002 from the Miami Subs restaurant property. That property produced no revenue in the 2001 quarter. The property is currently leased to a Miami Subs franchisee until 2004 under a net lease that commenced May 1, 2001. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, averaged 93% during the first quarters of 2002 and 2001.

     Operating expenses, excluding interest and depreciation, for all of the apartment properties amounted to 49.1% of gross possible income for the first quarter of 2002, down from 50.5% for the prior year period, and amounted to a decrease of $42,100, or 2.4%, in total operating expenses. A comparatively moderate winter season following a more severe winter a year ago resulted in lower utility, payroll and winter-related repair expenses during the 2002 quarter. Lower rates for heating fuel, even with an increase in the number of vacant units, contributed to a decrease of $9,400 in the cost of utilities. Maintenance and repair expenses decreased by $18,100, or 15%, in the 2002 quarter due primarily to the milder winter season. Due to the decrease in occupancy rates, advertising and other marketing costs were up $10,200 from the first quarter a year ago. Lower tenant turnover in the first quarter of 2002, resulted in $22,500 less expense for carpeting, painting and decorating.

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

     Interest expense for the quarter ended March 31, 2002 was $64,200 less than for the same quarter last year. Interest expense applicable to loans outstanding during both periods decreased by $68,200, while interest expense applicable to debt in the first quarter of 2002 that replaced debt which existed in the first quarter of 2001 increased by $4,000.

     The $68,200 decrease in interest expense related to loans outstanding during the first quarters of 2002 and 2001, consists of $9,700 that resulted from the reduction of loan balances through scheduled debt service payments, and $58,500 that resulted from lower interest rates on three mortgage loans. The three loans with lower interest rates in 2002 contain provisions to reset rates, based on lender-determined benchmarks, at intervals of one year or less .

     With respect to a mortgage loan with an unpaid balance of $4.9 million at March 31, 2002, the effective interest rates were 4.53% and 8.27% for the three months ended March 31, 2002 and 2001, respectively. The interest rate on that loan was reset to 3.8% effective April 1, 2002. The next interest rate reset date for that loan is October 1, 2002. The other two loans with unpaid balances totaling $1.38 million at March 31, 2002 were modified effective February 1, 2002. While balances were unchanged, maturity dates were extended from June, 2003 to February, 2012, and interest rates were reduced from 8.875% to initial rates of 4.875%. Those loans, as modified, provide for interest rates to be reset each year commencing February 1, 2003.

     In August, 2001, the Trust obtained a new first mortgage loan on one of its apartment properties, and used part of the proceeds to repay a first mortgage loan on one of its commercial
properties and to repay a short-term bank loan.   Interest
expense for the first quarter of 2002 related to the new loan, exceeded by $4,000 the interest expense for the first quarter of 2001 related to loans then outstanding that were later repaid.


FINANCIAL CONDITION AND LIQUIDITY

     On April 4, 2002, the Trust declared a $.14 per share cash distribution payable May 20, 2002 to shareholders of record
April 26, 2002. With 1,753,951 shares outstanding, that distribution will require $245,553. Two of the five controlled partnerships declared surplus cash distributions aggregating $3,160 payable May 25, 2002 to minority interest partners of record April 26, 2002.

     Other than the requirement of $248,713 for declared, but unpaid distributions management is not aware of any significant transactions or events which would require material expenditures in the second quarter of 2002.

     The Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2002.

     No transactions or events have occurred to indicate that funds provided by operations during the balance of 2002 will differ disproportionately from the first quarter of the year. At March 31, 2002, the Trust held cash and cash equivalents of approximately $1,294,000 in its own accounts and $382,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.



INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2002 and 2001.




                                 PART II

     Item 6(b). No events occurred during the three months ended March 31, 2002, which would have necessitated the filing of a report on Form 8K.

		   MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at March 31, 2002, and December 31, 2001, and the results of its operations and its cash flow for the three months ended March 31, 2002, and March 31, 2001, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2001 annual report.


                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CENTURY REALTY TRUST


Date__5-13-2002__                   By__/S_______________________
				      John I. Bradshaw, Jr.
				      President and Treasurer



Date__5-13-2002__                   By__/S_______________________
                                      David F. White
				      Controller