Form 10-Q
period 2002-06-30
CENTURY REALTY TRUST
filed 2002-08-14
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C. 20549

                                  FORM 10Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002              Commission File Number 0-7716



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



    Shares of Beneficial Interest, no par value              1,759,785 shares



Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                               June                 December
                                             30, 2002               31, 2001
                                            ___________            ___________
                                             Unaudited             See Note 1
Assets
Real estate investments:
  Land                                      $3,776,383             $3,776,383
  Buildings                                 53,066,920             52,792,086
  Equipment                                  1,405,942              1,357,386
  Allowances for depreciation              (15,510,871)           (14,623,791)
                                            ___________            ___________
                                            42,738,374             43,302,064
  Net investment in direct financing leases    170,322                191,947
                                            ___________            ___________
                                            42,908,696             43,494,011
Cash and cash equivalents                    1,631,369              1,316,299
Restricted cash                              1,423,573              1,412,694
Accounts and accrued income receivable         217,137                209,914
Unamortized management contracts               352,273                384,791
Unamortized mortgage costs                     510,966                487,082
Undeveloped land                                99,675                 99,675
Other assets                                   101,538                151,486
                                            ___________            ___________
                                           $47,245,227            $47,555,952
                                            ___________            ___________
                                            ___________            ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                   -                 $92,406
  Mortgage notes payable                   $34,073,769             34,389,954
  Accounts payable and accrued liabilities     255,545                244,088
  Interest                                     204,146                214,811
  State income and property taxes            1,450,273              1,422,088
  Tenants' security deposits and unearned rent 619,114                571,123
                                            ___________            ___________
                                            36,602,847             36,934,470

Minority interest in operating partnerships    723,499                802,403

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,774,186 shares (1,768,249 shares
    at December 31, 2001), including 19,207
    shares in treasury                       9,395,453              9,327,102
  Overdistributed income other
   than from gain on the sale of real estate  (594,258)              (625,709)
  Undistributed net realized gain from the
   sale of real estate                       1,316,078              1,316,078
  Cost of treasury shares                     (198,392)              (198,392)
                                            ___________            ___________
                                             9,918,881              9,819,079
                                            ___________            ___________
                                           $47,245,227            $47,555,952
                                            ___________            ___________
                                            ___________            ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                Three Months                Six Months
                               Ended June 30              Ended June 30
                           __________ ___________     ___________ ___________
                              2002       2001            2002        2001
                           __________ ___________     ___________ ___________
Income:
Real estate operations:
  Rental Income            $3,152,674  $3,177,590      $6,314,068  $6,359,134
  Income from direct
    financing leases            5,711       7,086          11,423      14,172
  Other income                 74,169      67,732         145,727     139,623
                           __________ ___________     ___________ ___________
                            3,232,554   3,252,408       6,471,218   6,512,929
  Less:
   Operating expenses       1,375,283   1,437,430       2,723,901   2,837,800
   Depreciation               462,073     476,201         924,127     908,728
   Real estate taxes          326,694     316,684         688,545     675,076
                           __________ ___________     ___________ ___________
                            2,164,050   2,230,315       4,336,573   4,421,604
                           __________  __________      __________  __________
                            1,068,504   1,022,093       2,134,645   2,091,325
Interest                        6,292      11,449          11,716      26,102
                           __________ ___________     ___________ ___________
                            1,074,796   1,033,542       2,146,361   2,117,427
Expenses:
interest                      631,923     669,951       1,282,027   1,384,308
State income taxes              5,112      30,453           9,668      61,106
General and administrative    154,862     146,831         334,914     297,202
                           __________ ___________     ___________ ___________
                              791,897     847,235       1,626,609   1,742,616
                          ___________ ___________     ___________ ___________
Income before minority
  interest in operating
  partnerships                282,899     186,307         519,752     374,811

Minority interest in
 operating partnerships         5,630      24,139           2,537      39,673
                           __________ ___________     ___________ ___________
Net income                   $288,529    $210,446        $522,289    $414,484
                           __________  __________      __________  __________
                           __________  __________      __________  __________
Per share data:
  Basic earnings                $0.16       $0.12           $0.30       $0.24

  Diluted earnings              $0.16       $0.12           $0.30       $0.24


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                         Six Months
                                                       Ended June 30
                                                    2001          2000
                                                __________    __________
Operating Activities
Net income                                        $522,289      $414,484
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                   950,533       931,702
   Minority interest                                (2,537)      (39,673)
   Changes in operating assets
    and liabilities:
     Restricted cash                               (10,879)       11,138
     Accounts and accrued income receivable         (6,923)     (104,325)
     Other assets                                   (4,872)         (857)
     Accounts payable and accrued liabilities       26,938       (52,775)
     Tenants' security deposits and
      unearned income                               47,991       115,115
                                                __________    __________
Net cash provided by operating activities        1,522,540     1,274,809

Investing Activities:
Purchase of property and improvements             (323,389)     (182,294)
Lease principal payments received                   21,625        18,876
                                                __________    __________
Net cash used in investing activities             (301,764)     (163,418)

Financing Activities:
Repayment of short-term debt                       (92,406)            -
Principal payments on mortgage notes payable      (316,186)     (258,155)
Sale of treasury shares                                  -         5,125
Purchase of shares for treasury                          -       (33,361)
Dividends paid to shareholders                    (489,099)     (688,421)
Distributions to holders of minority interest       (8,015)      (16,487)
                                                __________    __________
Net cash used in financing activities             (905,706)     (991,299)
                                                __________    __________
Net increase in cash and cash equivalents          315,070       120,092
Balance at beginning of period                   1,316,299       781,215
                                                __________    __________
Balance at end of period                        $1,631,369      $901,307
                                                __________    __________
                                                __________    __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 5,937 shares in 2002 and 13,896
    shares in 2001 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                     $68,351      $166,947
                                                __________    __________
                                                __________    __________


See accompanying notes.


Notes To Consolidated Financial Statements
Century Realty Trust and Subsidiaries
June 30, 2002
Unaudited

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note 2 - Interest in Operating Partnerships

     The Trust, through its wholly-owned subsidiary, CR Management, Inc., is the general partner in five limited partnerships each of which owns, as its principal asset, a single apartment property. CR Management, Inc. owns 2,972 of the 289,880 outstanding partnership units. Effective January 1, 2000, the Trust granted to each of the beneficial owners of the remaining 286,908 partnership units the right to exchange their units for an equal number of shares of the Trust. Exchanges are exercised effective on the first day of each calendar quarter. At
December 31, 2001 the Trust owned, in the aggregate 217,693, or 75.1%, of the 289,880 outstanding partnership units.

     During the six months ended June 30, 2002, the Trust issued 5,937 shares of beneficial interest in exchange for partnership units. As of July 1, 2002, holders of 4,806 units elected to exchange units for shares. Including the exchanges exercised July 1, 2002, the Trust owns 228,436, or 78.8%, of the 289,880 outstanding operating partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.



Note 3 - Mortgage Notes Payable

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $179,500, including interest at rates ranging from 3.8% to 9% per annum, and which mature from October 3, 2004 to February 1, 2012. Scheduled payments during the three and six month periods ended June 30, 2002 decreased mortgage loan balances, in the aggregate, by $147,068 and $260,464, respectively.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $70,000. The loans have interest rates ranging from 6.625% to 8.125%, and mature from June 1, 2006 to July 31, 2037. The total monthly installments, range of interest rates, and maturity dates represent new terms following modification in July, 2002 of three of the five mortgage loans. Scheduled payments during the three months and six months ended June 30, 2002 decreased mortgage loan balances, in the aggregate, by $25,766 and $55,721, respectively.


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

     At June 30, 2002 and 2001, and throughout the quarters and six month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has a majority financial interest and over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's
2001 annual report. At June 30, 2002 and 2001 the Trust's net investment in real estate consisted of apartment properties
(94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trust's real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the third quarter of 2002, and that operating income and expenses in the third quarter of 2002 will approximate the comparable amounts reported for the second quarter of 2002.


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

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units to real estate operating expense as incurred. The costs to replace carpets during the three months and six months ended June 30, 2002 amounted to $67,700 and $113,500, respectively. For the same periods of 2001, carpet replacement costs amounted to $82,600 and $156,200, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.


Results Of Operations

     For the quarter and six months ended June 30, 2002, the Trust reported decreases of .6% in gross income from real estate operations from the comparable 2001 periods. Gross income from apartment operations accounted for 77% and 121% of the decreases for the quarter and six month periods. Income from apartment operations decreased by .5% and .8% over the prior year quarter and six month periods due to lower occupancy rates that more than offset 1.1% higher average rental rates. Economic occupancy for the second quarter of 2002 was 89.9%, down from 91.3% in the prior year quarter; and, for the six months ended June 30, 2001, was 89.8%, down from 91.5% during the comparable period of 2001.

     Gross revenue from rental properties other than apartments accounted for 5.6% of total income from rental operations in the first half of 2002. Non-apartment revenue increased by $9,000, compared to the prior year half, due entirely to a $20,900 increase in rental income from the Florida restaurant property that was closed during the first five months of 2001. The restaurant property was leased to a new operator in May, 2001. Occupancy rates for the office and warehouse properties were 90% and 94% during the first half of 2002 and 2001, respectively.

     Operating expenses, excluding interest and depreciation, for the apartment properties consumed 49.6% of gross possible income for the second quarter of 2002, down from 51.7% for the prior year period, and amounted to a decrease of $47,000, or 2.7%.
For the six months ended June 30, 2002 and 2001, apartment operating expenses were 49.3% and 51.1%, respectively, of gross possible income, down $89,100, or 2.6%, from the comparable period of 2001. With an ample supply of rent-ready vacant units and sluggish rental activity, decorating costs and carpet replacement costs in the second quarter of 2002 decreased by $30,300, or 19.3% from the second quarter a year ago. For the six months ended June 30, 2002 decorating costs and carpet replacement costs decreased by $52,700, or 18.3% from the comparable period of 2001. Due to cost control efforts and a comparatively mild 2001-2002 winter season following a severe winter a year ago, costs for maintenance, repairs and building services declined for the three months and six months ended June 30, 2002, compared with the prior year periods, by $38,000 (12.1%) and $55,900 (10.4%), respectively.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for the current year periods represents one-fourth (quarter) and one-half (six months) of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the current year with allowances for anticipated rate increases comparable with past experience. Real estate tax expense in the first half of 2002 increased by 2% over the first half of 2001.

     Interest expense related to loans outstanding throughout the second quarter and six month periods of 2002 and 2001 declined by $58,000 and $122,000, respectively.  Approximately $47,000 and $100,000 of the reductions resulted from lower interest
rates on three variable rate loans with unpaid balances totaling $6.24 million at June 30, 2002. Interest rates on the variable rate loans averaged 4.04% and 6.74% during the second quarters and first six months of 2002 and 2001, respectively. In August, 2001, the Trust obtained a new first mortgage loan on one of its apartment properties, and used part of the proceeds to repay a first mortgage loan on one of its commercial properties and to
repay a short-term bank loan.   Interest expense for the second
quarter and first half of 2002 related to the new loan, exceeded by $19,000 and $20,000, respectively, the interest expense for the comparable periods of 2001 related to loans then outstanding that were later repaid.

     During the second half of 2001 the Trust transferred title to substantially all of its rental properties to Century Realty Properties, L.P., a limited partnership in which the Trust is the sole limited partner, and a wholly-owned subsidiary, CRT Investments, Inc., is the sole general partner. The accounts of both new entities are included in the consolidated financial statements of the Trust. Following the structural change, the Trust's income subject to Indiana income tax is its profit from the partnership operations. During the first half of 2001, the Trust was subject to a state tax on gross rental receipts and other income derived from all of its properties in Indiana

     Legal fees and other expenses related to the formation of Century Realty Properties, L.P. and CRT Investments during the second half of 2001 and the transfer of properties to those entities accounted for most of the increases of 5.5% and 12.7% in general and administrative expenses between the quarters and six-month periods ended June 30, 2002 and 2001, respectively. Administrative salaries and related payroll taxes and benefits increased by 13% and 12.9% for the quarter and six months ended June 30, 2002 from the prior year periods. In the first half of 2002, general and administrative expenses consumed 5.2% of income from real estate operations, up from 4.6% in the first half of 2001.



Financial Conditions And Liquidity

     On July 2, 2002, the Trust declared a $.14 per share cash distribution payable August 19, 2002 to shareholders of record
July 26, 2002. That distribution will require total disbursements of $246,400. Three of the five controlled partnerships declared surplus cash distributions that, in the aggregate, will result in the payment of $4,500 to minority interest partners of record on July 26, 2002.

     Other than the requirement for declared, but unpaid distributions, management is not aware of any significant transactions or events that would require material expenditures in the second half of 2002.

     The Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2002.

     No transactions or events have occurred to indicate that funds provided by operations during the second half of 2002 will differ disproportionately from the first half of the year. At
June 30, 2002, the Trust, its subsidiaries and controlled partnerships held, in the aggregate, approximately $1,631,000 in unrestricted cash which management believes is sufficient to meet anticipated working capital requirements.



Inflation

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2002 and 2001.

PART II

     Item 6(b). No events occurred during the three months ended June 30, 2002, which would have necessitated the filing of a report on Form 8K.

                   MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at June 30, 2002, and December 31, 2001, and the results of its operations and its cash flow for the three months and six months ended June 30, 2002, and June 30, 2001, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2001 annual report.


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