Form 10-Q/A
period 2002-06-30
CENTURY REALTY TRUST
filed 2002-08-20
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  D.C. 20549

                                   FORM 10Q/A

                                 AMENDMENT NO. 1



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



     The Registrant's Form 10-Q for the quarter ended June 30, 2002 was submitted on August 14, 2002 (the "Report") without certifications provided for by Sec. 906 of the Sarbanes-Oxley Act of 2002. The Registrant hereby amends the report by adding: Exhibit 99.1, Certification by its Chief Executive Officer; and, Exhibit 99.2, Certification by its Chief Financial Officer and Principal Accounting Officer.

Item 6.  Exhibits and reports on Form 8-K.

	(a) Exhibits:

            99.1  Certification of Chief Executive Officer

            99.2 Certification of Chief Financial Officer and Principal Accounting Officer

        (b) Reports on Form 8-K.

            None




                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CENTURY REALTY TRUST


       8/19/02                         /s/ John I. Bradshaw, Jr.
Date_____________                   By___________________________
                                      John I. Bradshaw, Jr.
                                      President and Treasurer



       8/19/02                         /s/ David F. White
Date_____________                   By___________________________
                                      David F. White
                                      Controller



                             EXHIBIT 99.1

                            CERTIFICATION

In connection with the Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002 (the "Report") , I, John I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a)of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


                                          /s/ John I. Bradshaw, Jr.
                                          ___________________________________
                                          John I. Bradshaw, Jr.
                                          Chief Executive Officer, President
                                          and Treasurer




                               EXHIBIT 99.2

                              CERTIFICATION

In connection with the Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002 (the "Report") , I, David F. White, Controller of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a)of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



                                          /s/ David F. White
                                          ___________________________________
                                          David F. White
                                          Controller (Chief Financial Officer
                                          and Principal Accounting Officer)