Form 10-Q
period 2002-09-30
CENTURY REALTY TRUST
filed 2002-11-15
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

			    WASHINGTON,  D.C. 20549

				   FORM 10Q



	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002           Commission File Number 0-7716



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



    Shares of Beneficial Interest, no par value          1,761,701 shares



Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets

					     September              December
					      30, 2002              31, 2001
					     ___________           ___________
					      Unaudited             See Note 1
Assets
Real estate investments:
  Land                                       $3,776,383            $3,776,383
  Buildings                                  53,255,417            52,792,086
  Equipment                                   1,427,308             1,357,386
  Allowances for depreciation               (15,954,421)          (14,623,791)
					     ___________           ___________
					     42,504,687            43,302,064
  Net investment in direct financing leases     159,510               191,947
					     ___________           ___________
					     42,664,197            43,494,011
Cash and cash equivalents                     1,862,890             1,316,299
Restricted cash                               1,759,095             1,412,694
Accounts and accrued income receivable          225,980               209,914
Unamortized management contracts                336,014               384,791
Unamortized mortgage costs                      391,905               487,082
Undeveloped land                                 99,675                99,675
Other assets                                    106,138               151,486
					     ___________           ___________
					    $47,445,894           $47,555,952
					     ___________           ___________
					     ___________           ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                                    -                $92,406
  Mortgage notes payable                    $34,257,805            34,389,954
  Accounts payable and accrued liabilities      341,213               244,088
  Interest                                      193,667               214,811
  State income and property taxes             1,784,064             1,422,088
  Tenants' security deposits and unearned rent  595,134               571,123
					     ___________           ___________
					     37,171,883            36,934,470

Minority interest in operating partnerships     595,678               802,403

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,774,186 shares (1,768,249 shares
    at December 31, 2001), including 19,207
    shares in treasury                        9,452,982             9,327,102
  Overdistributed income other
   than from gain on the sale of real estate   (892,335)             (625,709)
  Undistributed net realized gain from the
   sale of real estate                        1,316,078             1,316,078
  Cost of treasury shares                      (198,392)             (198,392)
					     ___________           ___________
					      9,678,333             9,819,079
					     ___________           ___________
					    $47,445,894           $47,555,952
					     ___________           ___________
					     ___________           ___________
See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Income

				    Three Months               Nine Months
				 Ended September 30       Ended September 30
			       __________ ___________  ___________ ___________
				  2002        2001         2002         2001
			       __________ ___________  ___________ ___________
Income:
Real estate operations:
  Rental Income                $3,167,020  $3,157,169   $9,481,088  $9,516,303
  Income from direct
  Financing leases                  5,712       7,086       17,135      21,258
  Other income                     73,118      74,386      218,845     214,009
			       __________ ___________  ___________ ___________
				3,245,850   3,238,641    9,717,068   9,751,570
  Less:
    Operating expenses          1,421,286   1,557,036    4,145,187   4,394,836
    Depreciation                  462,074     454,727    1,386,201   1,363,455
    Real estate taxes             337,514     342,594    1,026,059   1,017,670
			       __________ ___________  ___________ ___________
				2,220,874   2,354,357    6,557,447   6,775,961
			       __________ ___________  ___________ ___________
				1,024,976     884,284    3,159,621   2,975,609
Interest                            4,478      11,165       16,194      37,267
			       __________ ___________  ___________ ___________
				1,029,454     895,449    3,175,815   3,012,876
Expenses:
Interest                          621,806     683,754    1,903,833   2,068,062
Mortgage loan
  extinguishment costs            293,484          -       293,484          -
State income taxes                  4,202      24,139       13,870      85,245
General and administrative        228,183     134,739      563,097     431,941
			       __________ ___________  ___________ ___________
				1,147,675     842,632    2,774,284   2,585,248
			       __________ ___________  ___________ ___________
Income (loss) before
  minority interest in
  operating partnerships         (118,221)     52,817      401,531     427,628

Minority interest in
 operating partnerships            66,514      16,212       69,051      55,885
			       __________ ___________  ___________ ___________
Net income (loss)                ($51,707)    $69,029     $470,582    $483,513
			       __________ ___________  ___________ ___________
			       __________ ___________  ___________ ___________
Per share data:
  Basic earnings (loss)            ($0.03)      $0.04        $0.27       $0.28

  Diluted earnings (loss)          ($0.03)      $0.04        $0.27       $0.28


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
							Nine Months
						  Ended September 30
						    2002          2001
						__________    __________
Operating Activities
Net income                                        $470,582      $483,513
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                 1,617,626     1,402,445
   Minority interest                               (69,051)      (55,885)
   Changes in operating assets
    and liabilities:
     Restricted cash                              (188,226)     (193,842)
     Accounts and accrued income receivable        (16,066)      (70,195)
     Other assets                                   31,104       (89,455)
     Accounts payable and accrued liabilities      437,810       285,554
     Tenants' security deposits and
      unearned income                               24,011       108,122
						__________    __________
Net cash provided by operating activities        2,307,790     1,870,257

Investing Activities:
Purchase of property and improvements             (533,253)     (528,388)
Lease principal payments received                   32,437        28,314
						__________    __________
Net cash used in investing activities             (500,816)     (500,074)

Financing Activities:
Net short-term bank borrowings (repayments)        (92,406)   (2,900,000)
Net proceeds from long-term mortgage loans       5,703,726     3,708,589
Mortgage loan balances refinanced               (5,658,466)           -
Principal payments on mortgage notes payable      (464,382)     (390,806)
Sale of treasury shares                                 -          5,125
Purchase of shares for treasury                         -        (33,362)
Dividends paid to shareholders                    (737,060)   (1,019,489)
Distributions to holders of minority interest      (11,795)      (19,436)
						__________    __________
Net cash used in financing activities           (1,260,383)     (649,379)
						__________    __________
Net increase in cash and cash equivalents          546,591       720,804
Balance at beginning of period                   1,316,299       781,215
						__________    __________
Balance at end of period                        $1,862,890    $1,502,019
						__________    __________
						__________    __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 10,743 shares in 2002 and 18,498
    shares in 2001 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                    $125,880      $216,566
						__________    __________
						__________    __________


See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
September 30, 2002
Unaudited


NOTE 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     During the nine months ended September 30, 2002, the Trust issued 10,743 shares of beneficial interest in exchange for partnership units. As of October 1, 2002, holders of 1,916 units elected to exchange units for shares. Including the exchanges exercised October 1, 2002, the Trust owns 230,352, or 79.5%, of the 289,880 outstanding operating partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.


NOTE 3 - Mortgage Notes Payable

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $179,500, including interest at rates ranging from 3.8% to 9% per annum, and which mature from October 3, 2004 to February 1, 2012.


     Scheduled payments during the three and nine month periods ended September 30, 2002 decreased mortgage loan balances, in the aggregate, by $126,225 and $386,719, respectively.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $70,000. The loans have interest rates ranging from 6.625% to 8.31%, and mature from June 1, 2006 to July 31, 2037. The total monthly installments, range of interest rates, and maturity dates represent new terms following modification in July, 2002 of three of the five mortgage loans. Scheduled payments during the three months and nine months ended September 30, 2002 decreased mortgage loan balances, in the aggregate, by $21,942 and $77,663, respectively.

     Three of the five partnership mortgage loans were repaid on July 31, 2002 using the proceeds of three new fixed rate long-term mortgage loans. The following table compares the new loans with the loans that were repaid:


                                                            Amount    Monthly
                                       Interest Maturity   Borrowed    P & I
         Mortgaged Property              Rate    Date      (Repaid)   Payment
New loans:
        Hampton Court Apartments        6.625%  7/31/37   $1,358,200  $ 8,323
        Sheffield Square Apartments     6.625%  7/31/32    3,272,500   20,954
        West Wind Terrace Apartments    6.625%  7/31/32    1,360,000    8,708
                              Totals                      $5,990,700  $37,985




Previous loans:
        Hampton Court Apartments        8.750%  5/1/30  ($1,299,685)  $10,395
        Sheffield Square Apartments     8.500%  6/1/29  ( 3,097,513)   24,441
        West Wind Terrace Apartments    8.875%  1/1/27  ( 1,261,268)   10,535
                              Totals                    ($5,658,466)  $45,371



     Effective April 1, 2002, the Trust adopted Statement of Financial Accounting Standards No. 145 which rescinded previous statements related to the recognition of gains and losses from the extinguishment of debt, and limits the classification of such gains and losses as "extraordinary" to unusual and infrequent occurences. The transactions reflected in the above schedule are not considered to be unusual or infrequent. Consequently, unamortized costs of $192,543 and loan prepayment premiums of $100,941 related to the loans repaid are identified as Mortgage Loan Extinguishment Costs and included in the accompanying consolidated financial statements as normal non-operating expenses.

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

     At September 30, 2002 and 2001, and throughout the quarters and nine month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has a majority financial interest and over which the Trust has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 2001 annual report. At September 30, 2002 and 2001 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trust's real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the fourth quarter of 2002, and that operating income and expenses in the fourth quarter of 2002 will approximate the comparable amounts, except for mortgage loan extinguishment costs, reported for the third quarter of 2002. During the third quarter of 2002, seasoned mortgage loans on three apartment properties owned by partnerships that the trust controls were replaced with new lower interest-rate mortgage loans. Unamortized costs and prepayment fees applicable the loans repaid were charged to expense in the third quarter. Management does not plan to extinguish or modify the Trust's mortgage debt during the fourth quarter of 2002.


Critical Accounting Policies:

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

     Carpet replacement policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units to real estate operating expense as incurred. The costs to replace carpets during the three months and nine months ended September 30, 2002 amounted to $64,500 and $178,000, respectively. For the same periods of 2001, carpet replacement costs amounted to $106,400 and $262,600, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.


Results of Operations

     For the quarter and nine months ended September 30, 2002, the Trust reported an increase of .2% and a decrease of .4%, respectively, in gross income from real estate operations from the comparable 2001 periods. Gross income from apartment operations decreased by .1% and .5% from the prior year quarter and nine month periods, respectively, due to lower occupancy rates that more than offset 1.5% higher average rental rates. Economic occupancy for the third quarter of 2002 was 89.5%, down from 91.8% in the prior year quarter; and, for the nine months ended September 30, 2002, was 89.8%, down from 91.6% during the comparable period of 2001.

     Gross revenue from rental properties other than apartments accounted for 5.6% of total income from rental operations in the first nine months of 2002. Non-apartment revenue increased by $8,400, due to an increase in rental income from the Florida restaurant property that was closed during the first five months of 2001. The restaurant property was leased to a new operator in May, 2001. Occupancy rates for the office and warehouse properties were approximately 90% and 94% during the first nine months of 2002 and 2001.

     Operating expenses, excluding interest and depreciation, for the apartment properties consumed 50.6% of gross possible income for the third quarter of 2002, down from 56.2% for the prior year period, and amounted to a decrease of $141,500, or 7.6%.
For the nine months ended September 30, 2002 and 2001, apartment operating expenses were 49.8% and 52.8%, respectively, of gross possible income, down $230,600, or 4.3%, from the comparable period of 2001. With an ample supply of rent-ready vacant units and sluggish rental activity, decorating costs and carpet replacement costs in the third quarter of 2002 decreased by $74,300, or 35.9% from the third quarter a year ago. For the nine months ended September 30, 2002 decorating costs and carpet replacement costs decreased by $127,100, or 25.7% from the comparable period of 2001. Due to cost control efforts and a comparatively mild 2001-2002 winter season following a severe winter a year ago, costs for maintenance, repairs and building services declined for the three months and nine months ended September 30, 2002, compared with the prior year periods, by $46,800 (14.6%) and $102,700 (12.0%), respectively.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for the current year periods represents one-fourth (quarter) and three-fourths (nine months) of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the current year with allowances for anticipated rate increases comparable with past experience. Real estate tax expense in the first nine months of 2002 increased by .8% over the first nine months of 2001.

     Interest expense related to loans outstanding throughout the third quarter and nine month periods of 2002 and 2001 declined by $62,000 and $164,000, respectively.  Approximately $44,000 and $149,000 of the reductions resulted from lower interest
rates on three variable rate loans with unpaid balances totaling $6.2 million at September 30, 2002. Interest rates on the variable rate loans averaged 4.1% and 6.3% during the third quarters and 4.3% and 6.9% during the first nine months of 2002 and 2001, respectively. On July 31, 2002, mortgage loans on three apartment properties owned by controlled partnerships were paid-off using the proceeds from new mortgage loans. A schedule that compares the new loans with the previous loans is included in Note 3 on page 6 of this report. The new loans have interest rates that are lower than the those applicable to the previous loans. The lower interest rates resulted in a reduction of approximately $19,000 in interest expense in the quarter and nine months ended September 30, 2002, compared with the comparable periods of 2001. In August, 2001, the Trust obtained a new first mortgage loan on one of its apartment properties, and used part of the proceeds to repay a first mortgage loan on one of its commercial properties and to repay a short-term bank
loan.   Interest expense for the third quarter and first nine
months of 2002 related to that loan, exceeded by $15,000 and $33,000, respectively, the interest expense for the comparable periods of 2001 related to loans then outstanding that were later repaid.

      In connection with refinancing three apartment properties owned by controlled partnerships in July, 2002, two of the three partnerships paid prepayment fees in the aggregate amount of $100,941. In, addition, the three partnerships had unamortized loan origination costs related to the loans that were paid-off in the aggregate amount of $192,543. The prepayment fees and the unamortized loan costs were charged to expense as "Mortgage loan extinguishment costs". Costs aggregating $127,094 related to the origination of the new mortgage loans were recorded as an amortizable asset and will be charged to expense over the terms of the loans.

      During the second half of 2001 the Trust transferred title to substantially all of its rental properties to Century Realty Properties, L.P., a limited partnership in which the Trust is the sole limited partner, and a wholly-owned subsidiary, CRT Investments, Inc., is the sole general partner. The accounts of both new entities are included in the consolidated financial statements of the Trust. Following that reorganization, the Trust's income subject to Indiana income tax is its profit from the partnership operations. Prior the the reorganization, the Trust was subject to a state tax on gross rental receipts and other income derived from all of its properties in Indiana.

      Legal fees and other expenses related to the formation of Century Realty Properties, L.P. and CRT Investments and the transfer of properties to those entities, and $85,400 in real estate appraisal fees incurred in 2002 accounted for approximately $125,000, or 95%, of the increase in general and administrative expenses between the nine-month periods ended September 30, 2002 and 2001. Administrative salaries and related payroll taxes and benefits increased by $5,000 and $14,900 for the quarter and nine months ended September 30, 2002 from the prior year periods. In the first nine months of 2002, general and administrative expenses consumed 5.8% of income from real estate operations, up from 4.4% in the comparable period of 2001.



Financial Condition and Liquidity


      As of October 1, 2002, the Trust declared a $.14 per share cash distribution payable November 18, 2002 to shareholders of record
October 25, 2002. That distribution will require total disbursements of $246,600. Three of the five controlled partnerships declared surplus cash distributions that, in the aggregate, will result in the payment of $4,900 to minority interest partners of record on October 25, 2002.

      Other than the requirement for declared, but unpaid distributions, management is not aware of any significant transactions or events that would require material expenditures in the fourth quarter of 2002.

      The Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2002.

      No transactions or events have occurred to indicate that funds provided by operations during the fourth quarter of 2002 will differ disproportionately from the first nine months of the year. At September 30, 2002, the Trust, its subsidiaries and controlled partnerships held, in the aggregate, approximately
$1,863,000 in unrestricted cash which management believes is sufficient to meet anticipated working capital requirements.


Inflation

      Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2002 and 2001.


PART II

     Item 6(b). No events occurred during the three months ended September 30, 2002, which would have necessitated the filing of a report on Form 8K.

                       MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at September 30, 2002, and December 31, 2001, and the results of its operations and its cash flow for the three months and nine months ended September 30, 2002, and September 30, 2001, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2001 annual report.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CENTURY REALTY TRUST



Date_11/13/02____          By__/S/_John I Bradshaw, Jr.________
			     John I. Bradshaw, Jr.
                             President and Treasurer




Date_11/13/02____          By__/S/__David F White______________
			     David F. White
			     Controller




                             EXHIBIT 99.1

                             CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2002, I, John I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a)of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



                                 ___/S/___John I Bradshaw, Jr________
                                    John I. Bradshaw, Jr.
                                    Chief Executive Officer, President
                                    and Treasurer




                                 EXHIBIT 99.2

                                 CERTIFICATION


In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2002, I,
David F. White, Controller of the Trust, certify, pursuant to 18
U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



                                 ___/S/_David F White_____________
                                    David F. White
                                    Controller (Chief Financial Officer
                                    and Principal Accounting Officer)