Form 10-K
period 2002-12-31
CENTURY REALTY TRUST
filed 2003-03-27
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20259

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002  Commission file number 0-7716

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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
 X
---

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $16,671,956 based upon the closing market price on March 10, 2003.

Shares of Beneficial Interest, no par value--1,767,898 shares outstanding as of March 10, 2003.

Documents incorporated by reference: Portions of the proxy statement for the annual meeting of shareholders to be held May
7, 2003 are incorporated by reference into Part III of this report as specified therein.


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


ITEM 2. PROPERTIES

The following investment properties were owned by the registrant at December 31, 2002:

                                         Year    No. of     2002       Net
Apartments          Location           Acquired  Units  Occupancy   Investment
----------          --------           --------  ------ ---------   ----------
Park Plaza          Indianapolis, IN     1973     176        86%   $   513,761
Fontenelle          Kokomo, IN           1973     176        82        752,029
Park Forest         Marion, IN           1973      64        85        259,846
Chester Heights     Richmond, IN         1973     110        91        244,286
Driftwood Park      Indianapolis, IN     1989      48        92        900,615
Regency Royale      Mishawaka, IN        1993     132        90      3,054,505
Creek Bay           Indianapolis, IN     1993     208        88      6,037,389
Eagle Creek         Indianapolis, IN     1994     188        91      5,177,157
Fox Run	            Indianapolis, IN     1995     256        88      5,963,647
Charter Oaks        Evansville, IN       1997     192        96      4,633,651
Barcelona*          Kokomo, IN           1997      64        85      1,338,424
Beech Grove*        Jeffersonville, IN   1997     182        92      3,858,709
Hampton Court*      Indianapolis, IN     1997      92        86      1,592,563
Sheffield Square*   New Albany, IN       1997     152        91      3,915,315
West Wind Terrace*  Indianapolis, IN     1997      96        86      1,626,151
                                                -----              -----------
Total Apartments                                2,136        89     39,868,048

* Property is owned by a partnership controlled by the Trust.

                                         Year    Square  Currently     Net
Commercial          Location           Acquired   Feet    Leased    Investment
----------          --------           --------  ------  ---------  ----------
Office/Warehouse
 401 Industrial Dr. Carmel, IN           1977    38,000      77%   $   263,181
Office Buildings
 1810 E. 62nd St.   Indianapolis, IN     1986    17,000      79        351,666
 3510-20 E.96th St. Indianapolis, IN     1997    34,000      77      1,516,455
                                                 ------            -----------
Total Commercial                                 89,000              2,131,302

                                         Year    Square    Lease       Net
Restaurants         Location           Acquired   Feet   Expires    Investment
-----------         --------           --------  ------  --------   ----------
Fortune House       Indianapolis, IN     1979     5,000     2004       285,192
Miami Subs          Orlando, FL          1979     3,500     2004       143,917
                                                  -----                -------
Total Restaurants                                 8,500                429,109
                                                                   -----------
ALL INVESTMENT PROPERTIES                                          $42,428,459
                                                                   -----------
                                                                   -----------

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded on the NASDAQ SmallCap market. Cash distributions are paid approximately 45 days after the end of each quarter. The high and low published bid prices and distributions for the last two years were:

                                           Distributions
2002                High         Low          Declared
----                ----         ----      -------------
1st Quarter        $11.95       $11.12         $0.14
2nd Quarter         11.99        11.11          0.14
3rd Quarter         12.20        11.50          0.14
4th Quarter         12.65        11.70          0.14

                                           Distributions
2001                High         Low          Declared
----                ----         ----      -------------
1st Quarter        $12.50       $11.38         $0.21
2nd Quarter         13.00        11.38          0.19
3rd Quarter         11.75        11.25          0.19
4th Quarter         12.00        11.11          0.14


ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and number of apartments



Years ended December 31,    2002      2001      2000      1999     1998
------------------------    ----      ----      ----      ----     ----
Operating Data:
Rental and other
 operating income         $12,844   $13,017   $13,294   $13,227  $12,845
Gains on sale of property       -         -         -         -        -
Income before minority
 interest in operating
 partnerships                 618       706     1,133     1,071      990
Net income                    689       749     1,110       934      884

Cash distributions declared   984     1,269     1,408     1,238    1,222
Weighted average number
 of shares outstanding      1,757     1,740     1,717     1,548    1,547
Per share:
  Basic earnings          $  0.39   $  0.43   $  0.65   $  0.60  $  0.57
  Diluted earnings           0.39      0.43      0.65      0.60     0.57
  Distributions declared     0.56      0.73      0.82      0.80     0.79


Balance Sheet Data:
Total real estate
 investments(a)           $58,413   $58,115   $57,539   $57,429  $57,041
Allowances for
 depreciation             (15,985)  (14,624)  (13,011)  (11,690) (10,167)
Total assets               46,958    47,556    47,821    49,533   50,489
Mortgage and other
 notes payable             34,102    34,482    34,013    35,171   35,777
Total liabilities          36,719    36,934    36,588    37,829   38,439
Minority interest in
 operating partnerships       569       802     1,149     3,476    3,521
Shareholders' equity        9,670     9,819    10,084     8,228    8,529
Number of shares
 outstanding                1,762     1,749     1,726     1,548    1,547

Other Data:
Cash flow data:
  Cash provided by
   operating activities   $ 2,479   $ 2,382   $ 3,148   $ 2,711  $ 2,730
  Cash (used in)
   investing activities      (666)     (702)   (  498)   (  570)    (637)
  Cash provided by (used
   in) financing
   activities              (1,379)   (1,114)   (2,752)   (2,002)  (2,130)

Funds from operations(b):
  Income before minority
   interest in operating
   partnerships           $   618   $   706   $ 1,133   $ 1,071  $   990
  Add back investment real
   estate depreciation      1,796     1,801     1,774     1,770    1,741
  Add back unamortized
   loan costs written off     193         -         -         -        -
  Deduct funds attributed
   to minority interest       (55)      (66)     (160)     (492)    (450)
                          -------   -------   -------   -------  -------
Funds from operations     $ 2,552   $ 2,441   $ 2,747   $ 2,349  $ 2,281
                          -------   -------   -------   -------  -------
                          -------   -------   -------   -------  -------
Apartment units owned(a):
  Owned at December 31      2,136     2,136     2,136     2,136    2,136
  Weighted average number
   of apartments owned
   during the year          2,136     2,136     2,136     2,136    2,136

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

During all of 2002 and 2001 the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the apartment properties containing 586 units are owned by separate partnerships that are controlled by the Trust through a wholly-owned subsidiary. A description of partnership-owned real estate acquisitions is contained in Note 3 to the financial statements.

In 1999, the Trust registered 286,908 shares of beneficial interest which were subsequently offered to holders of an equal number of operating partnership units in the five partnership entities it has controlled, as General Partner, since November, 1997. As of January 1, 2003, holders of 228,577 partnership units, representing 79.7% of outstanding units, had exercised their exchange options. As of January 1, 2002 holders of 217,390, or 75.8%, of the outstanding partnership units had exchanged units for shares (See Note 3 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on funds from operations and net income per share during the next year.

At December 31, 2002 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). The 2,136 apartment units in the portfolio throughout 2002 and 2001 contributed 94.4% and 94.6%, respectively, of the total revenue from real estate operations, and 98.4% and 98.3%, respectively, of real estate operating expenses.

CRITICAL ACCOUNTING POLICIES

Amortization of Management Contracts.
In 1997 the Trust paid $650,350 for the general partner interest and absolute management control over five partnerships. The Trust granted to the limited partners in those partnerships options to exchange their interests for shares of beneficial interest of the Trust. Those options will expire in November 2007 at which time the Trust will have the option to issue shares in exchange for any outstanding limited partnership interests. The Trust elected to amortize, on a straight line method, its cost to acquire its position over the ten year option period that it granted to the limited partners; consequently, depreciation expense each year includes $65,035 for amortization of the acquisition costs.

Carpet Replacement Policy.
From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units to expense as incurred. Real estate operating expenses include costs to replace carpets of $245,699, $322,994 and $286,453 for 2002, 2001 and 2000 respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.

RESULTS OF OPERATIONS -- 2002

The Trust experienced a decrease of approximately 1.4% in income and a decrease of 2.5% in expenses, other than depreciation, related to its apartment operations in 2002 compared with the preceding year. The commercial properties experienced a 2.7% increase in gross income and a 4.5% decrease in operating expenses.

Rental income from the restaurant property in Orlando, Florida amounted to $50,194 in 2002, up from $29,280 in 2002. That Miami Subs franchised restaurant was closed during the first four months of 2001. Following the termination of a prior lease, the Trust re-leased the property in May, 2001 to a new Miami Subs franchisee-operator. The new lease, which will expire in 2004, contains terms and conditions similar to the prior lease.

The decrease in gross income from apartment properties resulted from the combined effect of 1.2% higher average rental rates and a 2.6% decrease in overall occupancy rates. Apartment occupancy rates decreased from an average of 91.2% in 2001 to 88.8% in 2002. In mid-December, 2002 the aggregate occupancy rate for the Trust's apartment properties was 88.3%. At the end of 2001, the overall apartment occupancy was 90.6%. The lower occupancy rates in 2002 resulted from higher unemployment rates in several Indiana communities, and lower mortgage loan interest rates that made home ownership a viable alternative for residents of higher-rent apartments.

Real estate operating expenses, including real estate taxes (excluding interest and depreciation) for the apartment properties decreased 2.5%. Operating expenses amounted to 49.8% of gross possible income for 2002, down from 51.7% in 2001. Approximately 67% of the decrease in operating expenses resulted from 17.4% lower painting and decorating expense and 20.2% lower carpet replacement costs. Such reductions reflect the impact of fewer move-ins and the availability of an ample number of rent-ready vacant units. Maintenance and repairs, including supplies and contracted services, decreased $69,508, or 6.5%, due lower occupancy rates and a relatively mild 2001-2002 winter. Significant expense increases in insurance premium costs, up $47,321, or 23.8% in 2002, and property taxes, up $21,260 nearly offset to reduction in maintenance and repairs. Property employee costs in 2002 were approximately equal to the previous year. Employee costs, as a percent of gross possible income, decreased from 12.9% in 2001 to 12.8% in 2002. While the Trust's insurance claims history is not unfavorable, management anticipates that other market forces will result in a substantial increase in premiums for replacement coverage when the current policies expire on June 30, 2003.

Rental income from commercial properties in 2002 increased by $16,507, or 2.7%, from the previous year, due primarily to higher occupancy rates in 2002. Lower maintenance and repair expenses accounted for a 4.5% decrease in operating expenses in 2002 compared with the previous year.

The Trust derives its interest income from sweep account demand deposit funds at money market rates, and from funds held in escrow accounts by lenders at savings account rates. The Trust earned average rates of return on its invested funds of 1.18% and 3.14% in 2002 and 2001, respectively.

In January, 2002 the Trust completed a modification of two mortgage loans that had unpaid balances totaling approximately $1.4 million at December 31, 2001. Both loans, from the same lender, provided for interest at 8 7/8% until maturity in June, 2003. As modified the loans, with no change in principal amount borrowed, provide for interest rates adjustable annually on February 1 to the lender's money market borrowing rate plus 2.75% until maturity in June, 2008. The initial rate, effective until February 1, 2003 was 4.875%.

In July, 2002 three of the partnerships controlled by the Trust refinanced mortgage loans to obtain lower interest rates. The total indebtedness represented by the loans that were paid off amounted to $5,658,466. Those loans had maturity dates from January 1, 2027 to May 1, 2030, and provided for interest at rates from 8.5% to 8.875%. The total amount borrowed under the new loans was $5,990,699, an increase of $332,233 in the aggregate indebtedness. The excess borrowings were used to pay the refinancing costs and to fund escrow accounts and replacement reserves. The new loans have maturity dates from August 1, 2032 to August 1, 2037, and provide for interest at the rate of 6.625%

In connection with refinancing three apartment properties owned by controlled partnerships in July, 2002, two of the three partnerships paid prepayment fees in the aggregate amount of $100,941. In, addition, the three partnerships had unamortized loan origination costs in the aggregate amount of $192,543 related to the loans that were paid-off . The prepayment fees and the unamortized loan costs were charged to expense as "Mortgage loan extinguishment costs". Costs aggregating $127,094 related to the origination of the new mortgage loans were recorded as amortizable assets and will be charged to expense over the terms of the loans.

State income taxes decreased by approximately $64,000 in 2002 because income subject to the Indiana gross income decreased by approximately $5.4 million. In 2002 approximately $7.6 million of gross receipts from rental operations that would have been taxable if received by the Trust were received by Century Realty Properties, L.P., an entity not subject to the tax. In 2001, approximately $2.2 million of revenue from rental operations was received by Century Realty Properties, L.P. Between August 1, 2001 and January 1, 2002, ownership of all of the apartment properties, two of the three commercial properties and one of the two restaurant properties formerly owned by the Trust were transferred to Century Realty Properties, L.P. The gross income tax was eliminated from the Indiana State income tax effective for years after 2002, consequently, the Trust expects to have little, if any, state income tax expense in 2003.

General and administrative expenses in 2002, which included approximately $46,000 related to the transfer of rental operations to Century Realty Properties, L.P. and $62,500 of real estate appraisal fees, amounted to 5.6% of income from real estate operations in 2002, compared with 4.5% in 2001. Officer and employee compensation costs, which includes payroll taxes and benefits, that are included in administrative expenses amounted to $279,900 in 2002, up 6.6% from $262,500 in 2001.

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

Due to declining occupancy rates, other administrative expenses, primarily advertising, which amounted to 4.1% of gross possible income in 2001, were up 13.1% from the previous year.
Declining occupancy rates also resulted in 7.7% higher decorating expenses.

Insurance premiums for casualty and workers compensation coverage increased 14.7% in 2001, but accounted for less than 10% of the increase in operating expenses.

Commercial properties accounted for 4.8% of total income from operations in 2001, and 4.9% in 2000. The decrease resulted
primarily from lower occupancy rates in 2001.   The two office
properties together averaged 90% occupancy during 2001, down from 95% for 2000. Expenses related to the turnover of tenants during the 2001 resulted in an 11.4% increase in operating expenses compared with the previous year.

The Trust derives its interest income from sweep account demand deposit funds at money market rates, and from funds held in escrow accounts by lenders at savings account rates. The
Trust earned average rates of return on its invested funds of 3.14% and 5.06% in 2001 and 2000, respectively.

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

State income taxes decreased by approximately $26,000 in 2001 because income subject to the Indiana gross income decreased by approximately $2.2 million. Income subject to tax was lower because gross receipts from rental operations that would have been taxable if received by the Trust were not taxable when received by Century Realty Properties, L.P.

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

LIQUIDITY AND SOURCES OF CAPITAL

On January 4, 2003, the Trust declared a $.14 per share cash distribution payable February 19, 2003 to holders of record on January 26, 2003 on its 1,762,898 outstanding shares of beneficial interest. The cash requirement for that distribution amounts to $246,806. Three of the five partnerships declared surplus cash distributions aggregating $25,796 payable February 28, 2003, including $5,036 payable to minority interest partners of record January 26, 2003.

Other than the cash required to pay declared distributions, management is not aware of any significant transactions or events which will require material expenditures in 2003. The Trust has no other obligations, nor has it made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 2003. At December 31, 2002, the Trust and its controlled partnerships had $1,751,000 in cash, including $328,000 in controlled partnership accounts, which management believes is sufficient to meet anticipated capital requirements.

Management expects to continue to operate the Trust as a real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. At December 31, 2002, the Trust had no undistributed earnings and profits. Distributions to shareholders during 2002, which totaled $983,846, included all of the Trust's taxable income and earnings and profits for 2002 plus $132,664 that was designated as return of capital. During 2001, the Trust distributed $1,269,000, of which $241,800 was designated as return of capital. The aggregate surplus cash distributed to the minority interest partners by the controlled partnerships totaled $16,500 and $20,400 during 2002 and 2001, respectively.

Due to differences in depreciation rates and carrying values of some properties, reported income for 2002 was 18% lower; for 2001, 5% lower; and, for 2000, 14% lower, than income for income tax purposes.

IMPACT OF INFLATION

Inflation has not had a significant impact on the Trust during 2002, 2001 and 2000.


ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust does not believe it is subject to market risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 7 through 15 of the annual shareholders report for the year ended December
31, 2002, are included as exhibits under Item 15.

Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2002 is as follows:

                                                 Three Months Ended
                                 ______________________________________________

                                   March 31    June 30 September 30 December 31
_______________________________________________________________________________

Rental and other operating income $3,244,088  $3,238,846 $3,250,328  $3,110,739
Income before minority interest
  in operating partnerships          236,853     282,899   (118,221)    216,518
Net income                           233,760     288,529    (51,707)    218,657

Earnings per share:
Basic                             $     0.13  $     0.16  $   (0.03) $     0.12
Diluted                           $     0.13  $     0.16  $   (0.03) $     0.12



Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2001 is as follows:

                                                 Three Months Ended
                                  _____________________________________________

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relative to executive officers, members of the Board of Trustees and nominee(s) for election to the Board of Trustees, which is included on pages 3 through 5 of the proxy statement for the annual meeting of shareholders to be held May
7, 2003, is incorporated herein by reference. The proxy statement will be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.


ITEM 11. EXECUTIVE COMPENSATION

Information relative to management remuneration and transactions is included on page 6 of the proxy statement for the annual meeting of shareholders to be held May 7 2003, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relative to security ownership of certain beneficial owners and management is included on pages 2 through 5 of the proxy statement for the annual meeting of shareholders to be held May 7, 2003, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or transactions, as defined under this item, nor are any contemplated, to be disclosed hereunder.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and investment properties. The Chief Financial Officer serves as the principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provides adequate and effective disclosure control.

(b) Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect internal controls within the past ninety days.
Management has discovered no significant deficiencies or material weaknesses in internal controls that would warrant corrective actions.



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.


         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

         (c) Exhibits

             (1) Consent of Independent Auditors

             (2) Exhibit 99.1--Certification of Chief Executive Officer

             (3) Exhibit 99.2--Certification of Chief Finanacial Officer and
                               Principal Accounting Officer



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTURY REALTY TRUST


Date:  3/27/03                      By: S/ JOHN I. BRADSHAW, JR.
                                        President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  3/21/03                          S/ DAVID F. WHITE
                                        Controller


Date:  3/27/03                          S/ FRANCIS M. HAPAK
                                        Trustee, Chairman of the Board


Date:  3/25/03                          S/ JOHN W. ADAMS
                                        Trustee


Date:  3/26/03                          S/JOHN J. DILLON
                                        Trustee


Date:  3/26/03                          S/ MARVIN L. HACKMAN
                                        Trustee


Date:  3/26/03                          S/ JOHN A. WALLACE
                                        Trustee

Date:  3/27/03                          S/MURRAY R. WISE
                                        Trustee


CERTIFICATION

I, John I. Bradshaw, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Century Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or other persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 3/26/03                                 /S/ John I. Bradshaw, Jr.
                                             ---------------------------------
                                             Chief Executive Officer
                                             President and Treasurer

CERTIFICATION

I, David F. White, certify that:

1. I have reviewed this annual report on Form 10-Q of Century Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or other persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identifiedfor the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 3/21/03                             S/ David F. White
                                         ---------------------------------
                                         Controller (chief financial officer
                                         and principal accounting officer)



ITEM 15(a)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                       SCHEDULES

The following consolidated financial statements of Century
Realty Trust and subsidiaries are included herein and in the annual report of the Registrant to its shareholders for the year ended December 31, 2002:

     Consolidated balance sheets - December 31, 2002 and 2001

     Consolidated statements of income - Years ended December 31, 2002, 2001 and 2000

     Consolidated statements of shareholders' equity - Years ended December 31,
                                                       2002, 2001 and 2000

     Consolidated statements of cash flows - Years ended December 31, 2002,
                                             2001 and 2000

     Notes to consolidated financial statements

The following financial statement schedule of Century Realty
Trust and Subsidiaries is included in Item 15(d):

     Schedule III - Real estate and accumulated depreciation

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 15(c) EXHIBITS

     CONSENT OF INDEPENDENT AUDITORS

Board of Trustees
Century Realty Trust

We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Century Realty Trust of our report dated
February 15, 2003, included in the 2002 Annual Report to
Shareholders of Century Realty Trust.

Our audits also included the financial statement schedule of Century Realty Trust listed in Item 15(a). This schedule is the responsibility of the Trust's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 ERNST & YOUNG LLP

Indianapolis, Indiana
March 26, 2003








     EXHIBIT 99.1--CERTIFICATION

In connection with the accompanying Annual Report of the Trust on Form 10-K for the period ending December 31, 2002, I, John I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


					/S/ John I. Bradshaw, Jr.
                                        ---------------------------------------
                                        Chief Executive Officer, President
				        and Treasurer



     EXHIBIT 99.2--CERTIFICATION

In connection with the accompanying Annual Report of the Trust on Form 10-K for the period ending December 31, 2002, I, David
F. White, Controller of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



 					/S/ David F. White
                                        ---------------------------------------
                                        Controller (chief financial officer
 				        and principal accounting officer)



ITEM 15(a)1--Audited Financial Statements

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                           December 31
                                                     2002               2001
                                                 ___________        ___________
Assets
Real estate investments:
  Land                                            $3,776,383         $3,776,383
  Buildings                                       53,328,753         52,792,086
  Equipment                                        1,159,609          1,357,386
  Allowances for depreciation                    (15,984,984)       (14,623,791)
                                                 ___________        ___________
                                                  42,279,761         43,302,064
  Net investment in direct financing leases          148,698            191,947
                                                 ___________        ___________
                                                  42,428,459         43,494,011
Cash and cash equivalents                          1,751,051          1,316,299
Restricted cash                                    1,592,035          1,412,694
Accounts and accrued interest receivable             321,571            209,914
Unamortized management contracts                     319,756            384,791
Unamortized mortgage costs                           341,875            487,082
Undeveloped land                                      99,675             99,675
Other assets                                         104,004            151,486
                                                 ___________        ___________
                                                 $46,958,426        $47,555,952
                                                 ___________        ___________
                                                 ___________        ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                               $         -             $92,406
  Mortgage notes payable                          34,101,623         34,389,954
  Accounts payable and accrued liabilities           393,467            244,088
  Accrued Interest                                   196,098            214,811
  Accrued State income and property taxes          1,454,716          1,422,088
  Tenants' security deposits and unearned rent       573,299            571,123
                                                 ___________        ___________
                                                  36,719,203         36,934,470

Minority interest in operating partnerships          569,021            802,403

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued - 1,780,908 shares in 2002 and
    1,768,249 in 2001, including 19,207
    shares in treasury                             9,472,832          9,327,102
  Overdistributed income other than from
    gain on the sale of real estate                 (920,316)          (625,709)
  Undistributed net realized gain from the
   sale of real estate                             1,316,078          1,316,078
  Cost of treasury shares                           (198,392)          (198,392)
                                                 ___________        ___________
                                                   9,670,202          9,819,079
                                                 ___________        ___________
                                                 $46,958,426        $47,555,952
                                                 ___________        ___________
                                                 ___________        ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                                 Year ended December 31
                                           2002          2001          2000
                                        __________    __________    __________
Income:
Real estate operations:
  Rental Income                        $12,509,402   $12,652,983   $12,859,735
  Income from direct
   financing leases                         22,846        28,344        33,142
  Other income                             289,678       287,892       300,130
                                        __________    __________    __________
                                        12,821,926     2,969,219    13,193,007
  Less:
    Real estate operating expenses       5,518,359     5,722,545     5,457,880
    Depreciation                         1,804,582     1,810,144     1,781,461
    Real estate taxes                    1,368,105     1,361,841     1,303,226
                                        __________    __________    __________
                                         8,691,046     8,894,530     8,542,567
                                        __________    __________    __________
                                         4,130,880     4,074,689     4,650,440
Interest income                             22,075        47,446       101,058
                                        __________    __________    __________
                                         4,152,955     4,122,135     4,751,498
Expenses:
Interest                                 2,506,779     2,744,801     2,953,433
Mortgage loan extinguishment costs         293,484            -             -
State income taxes                          22,927        87,216       113,181
General and administrative expenses        711,716       584,177       552,304
                                        __________    __________    __________
                                         3,534,906     3,416,194     3,618,918
                                        __________    __________    __________
Income before minority interest
 in operating partnerships                 618,049       705,941     1,132,580

Minority interest in operating
 partnerships                               71,190        42,651       (22,405)
                                        __________    __________    __________
Net income                                $689,239      $748,592    $1,110,175
                                        __________    __________    __________
                                        __________    __________    __________
Earnings per share:

  Basic earnings per share                   $0.39         $0.43         $0.65

  Diluted earnings per share                 $0.39         $0.43         $0.65


See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Shareholders' Equity
                                                    Undistributed
                                                    (OverdistributUndistributed
                                                     Income Other           Net
                               Outstanding              Than From      Realized
                               Shares of  Shares of       Gain on     Gain from     Cost of
                               Benefical  Benefical       Sale of       Sale of    Treasury
                               Interest    Interest   Real Estate   Real Estate      Shares       Total
                              _________  __________    __________    __________  __________  __________
Balance at January 1, 2000    1,547,614  $6,759,417      $192,584    $1,316,078    ($40,466) $8,227,613
  Shares issued                 189,715   2,283,917           -             -             -   2,283,917
  Shares purchased
    for treasury                (10,892)                                           (129,625)   (129,625)
  Net income for 2000                  -          -     1,110,175           -             -   1,110,175
  Dividends ($.82 per share)           -          -    (1,407,709)          -             -  (1,407,709)
                              _________  __________    __________    __________  __________  __________
Balance at December 31, 2000  1,726,437   9,043,334      (104,950)    1,316,078    (170,091) 10,084,371
  Shares issued                  25,006     283,703           -             -             -     283,703
  Shares purchased
    for treasury                 (2,901)                                            (33,361)    (33,361)
  Stock options exercised           500          65           -             -         5,060       5,125
  Net income for 2001                  -          -       748,592           -             -     748,592
  Dividends ($.73 per share)           -          -    (1,269,351)          -             -  (1,269,351)
                              _________  __________    __________    __________  __________  __________
Balance at December 31, 2001  1,749,042   9,327,102      (625,709)    1,316,078    (198,392)  9,819,079
  Shares issued                  12,659     145,730           -             -             -     145,730
  Net income for 2002                  -          -       689,239           -             -     689,239
  Dividends ($.56 per share)           -          -      (983,846)          -             -    (983,846)
                              _________  __________    __________    __________  __________  __________
Balance at December 31, 2002  1,761,701  $9,472,832     ($920,316)   $1,316,078   ($198,392) $9,670,202
                              _________  __________    __________    __________  __________  __________
                              _________  __________    __________    __________  __________  __________

See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                               Year ended December 31
                                             2002        2001        2000
                                         __________  __________  __________
Operating Activities
Net income                                 $689,239    $748,592  $1,110,175
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
   Depreciation and amortization          1,854,553   1,865,684   1,830,216
   Write off unamortized costs of
    mortgage loans extinguished             192,543          -           -
   Minority interest                        (71,190)    (42,651)     22,405
   Changes in operating assets
    and liabilities:
     Restricted cash                       (179,341)      8,295     (37,561)
     Accounts and accrued income
      receivable                           (110,611)    (77,863)    303,585
     Other assets                           (58,032)    (96,752)     10,810
     Accounts payable and accrued
      liabilities                           159,945     (90,918)   (110,258)
     Tenants' security deposits and
      unearned rent                           2,176      67,171      18,399
                                         __________  __________  __________
Net cash provided by operations           2,479,282   2,381,558   3,147,771

Investing Activities:
Purchase of property and improvements      (709,037)   (740,030)   (530,969)
Lease principal payments received            43,249      37,752      32,953
                                         __________  __________  __________
Net cash used in investing activities      (665,788)   (702,278)   (498,016)

Financing Activities:
Net short-term bank
 borrowings (repayments)                    (92,406) (2,907,594)  2,900,000
Net proceeds from mortgage
 notes payable                            5,990,699   4,788,590          -
Mortgage loan balances refinanced        (5,658,466)         -           -
Principal payments on mortgage
 notes payable                             (620,565) (1,623,281) (4,058,179)
Shares purchased for treasury                    -      (33,361)   (129,625)
Sale of treasury shares                          -        5,125         -
Distributions to minority interest          (16,460)    (20,427)    (64,999)
Dividends paid to shareholders             (981,544) (1,353,248) (1,399,467)
                                         __________  __________  __________
Net cash used in
 financing activities                    (1,378,742) (1,144,196) (2,752,270)
                                         __________  __________  __________
Net increase (decrease) in cash
 and cash equivalents                       434,752     535,084    (102,515)
Cash and cash equivalents
 at beginning of year                     1,316,299     781,215     883,730
                                         __________  __________  __________
Cash and cash equivalents
 at end of year                          $1,751,051  $1,316,299    $781,215
                                         __________  __________  __________
                                         __________  __________  __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities
 were as follows:
   Issued 12,659 shares of beneficial
    interest in 2002 and 26,006
    shares of beneficial interest in
    2001 in exchange for operating
    partnership units (See Note 3)         $145,730    $283,703  $2,283,917


See accompanying notes.


Century Realty Trust


Notes to Consolidated Financial Statements
December 31, 2002

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

The Trust owns and operates 15 residential rental properties and three commercial properties throughout Indiana. The Trust also owns two restaurant properties in Indiana and Florida. However, because each of the residential rental properties and restaurant and commercial properties has similar economic characteristics, facilities and services, the investment properties have been aggregated into a single investment property segment. All segment disclosures are included in or can be derived from the Trust's consolidated financial statements.

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

Unamortized Management Contracts:

Unamortized management contracts represent the allocation of the purchase price related to the Porter Portfolio acquisition identifiable with obtaining management of those properties (See
Note 3). Amortization is computed by the straight-line method for a 10 year period which is the number of years the limited partners in the five controlled partnerships have to exchange their operating partnership units (O.P. units) into shares of beneficial interest of the Trust. The cumulative amortization was $330,594 and $265,559 at December 31, 2002 and 2001,
respectively.

Unamortized Mortgage Costs:

Unamortized mortgage costs represent costs incurred to acquire long-term financing. Amortization is computed by the straight-line method based on the terms of the loans which approximates the effective interest method. The cumulative amortization was $219,590 and $250,531 at December 31, 2002 and 2001, respectively.

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

Effective April 1, 2002, the Trust adopted Statement of Financial Accounting Standard No. 145, which rescinds previous statements related to the recognition of gains and losses from the extinguishment of debt, and limits the classification of such gains and losses as "extraordinary" to unusual and infrequent occurrences. The mortgage refinancing transactions entered into by the Trust during 2002 are not considered to be unusual or infrequent. Consequently, unamortized costs of $192,543 and loan prepayment premiums of $100,941 related to the loans repaid in 2002 are identified as mortgage loan extinguishment costs and included in the accompanying consolidated financial statements as operating expenses.

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

The Trust's net investment in direct financing leases consists of:

                                              2002          2001
                                         ------------   ------------

Minimum lease payments receivable            $126,683     $192,778
Estimated unguaranteed residual values         47,419       47,419
Unearned income                               (25,404)     (48,250)
                                          ------------  ------------
Net investment                               $148,698     $191,947
                                          ------------  ------------
                                          ------------  ------------

At December 31, 2002 future minimum lease payments receivable from direct financing leases are $66,095 for 2003 and $60,587 for 2004. Also, at December 31, 2002, future minimum annual lease payments due from noncancelable operating leases are $69,099 for 2003 and $17,329 for 2004.

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

Such exchange rights were granted in December, 1999, effective January 1, 2000 and on the first day of each quarter thereafter, and will exist until November 27, 2007, at which time the Trust may, at its option, require the exchange of any remaining outstanding O.P. units. Through December 31, 2002, holders of 227,380 O.P. units have elected to exchange their units for shares of beneficial interest. The Trust repurchased 13,793 of those shares, for a total cost of $162,986 from residents of certain states with which the Trust elected not to register its shares. As a result of the exchanges, the Trust owned 79.3% of the limited partnership interests in the Porter Portfolio partnerships at December 31, 2002.

Due to the level of control that the Trust has over the activities and operations of each of the partnerships included in the Porter Portfolio, the financial position and results of operations of those partnerships are included in the consolidated financial statements as the minority interest in operating partnerships.

4.  Short-term Debt

The Trust maintains a line of credit that is renewed annually, and at December 31, 2002, the maximum borrowing limit was $3,000,000. As of December 31, 2002 the Trust had no borrowings under this line of credit. At December 31, 2001, the Trust had borrowed $92,406. The line of credit rate of interest was 4.75% at December 31, 2002.

5.  Mortgage Notes Payable

Mortgage notes applicable to properties wholly owned by the Trust and by Century Realty Properties, L.P. are payable in monthly installments, including interest at rates ranging from 3.91% to 9% per annum, and mature from October, 2004 to February 1, 2012. At December 31, 2002 and 2001, mortgage notes payable by the Trust amounted to $24,352,611 and $24,867,919, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2002 are: 2003, $530,881; 2004, $1,290,082; 2005, $4,994,241; 2006, $5,798,576;
2007, $276,261 and thereafter, $11,462,570.

Mortgage notes applicable to properties included in the Porter Portfolio controlled by the Trust are payable in monthly installments, including interest at rates ranging from 6.625% to 8.31% per annum, and mature from June 1, 2006 to August 1, 2037. At December 31, 2002 and 2001, mortgage notes payable by partnerships controlled by the Trust amounted to $9,749,012 and $9,522,035, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2002 are: 2003, $115,591; 2004, $124,415; 2005, $133,925; 2006,
$2,547,525 and thereafter $6,723,872.

Cash paid for interest was $2,451,779, $2,781,807, and $2,965,411 for years ended December 31, 2002, 2001, and 2000, respectively.

At December 31, 2002, approximately $26,186,400 of the owned real estate investments, and $12,208,600 of controlled real estate investments, after allowances for depreciation, represent collateral for the mortgage notes payable.

6.  Shareholder Rights Plan

In 1989, the Board of Trustees adopted a Shareholder Rights Plan and distributed as a dividend one purchase right (a "Right") for each outstanding share of beneficial interest. At December 31, 2002 there were 1,761,701 Rights outstanding. Each Right entitles the holder to purchase from the Trust one share of beneficial interest at a price of $20 per share, subject to certain antidilution adjustments. The Rights are not exercisable or transferable apart from the shares until certain events occur relating to the acquisition of shares of the Trust as defined in the Plan. The Rights may be redeemed by the Board of Trustees at a redemption price of $.01 per Right until certain events relating to the acquisition of shares of the Trust as defined by the Plan occur.

The Rights will expire December 31, 2004, unless the date is extended or the Rights are exercised by the holder or redeemed by the Trust before that date. Until exercised, the holder of the Rights, as such, will have no rights as a shareholder of the Trust, including, without limitation, the right to vote as a shareholder or receive dividends.

7.  Stock Options

In 1996, the Board of Trustees granted to a newly-elected trustee, an option to purchase up to 5,000 shares of beneficial interest exercisable on or before April 30, 1999, at a price of $9.50 per share, the fair market value at the date of the grant. Options for 700 shares and 300 shares were exercised in 1997 and 1999, respectively. The option for the remaining 4,000 shares granted in 1996 expired unexercised on April 30, 1999. Upon expiration of that option, the Board of Trustees granted the same trustee a new option to purchase 4,000 shares exercisable on or before April 30, 2002, at a price of $12.375, the fair market value at the date of the grant. That option expired unexercised.

In May, 2000, the Board of Trustees granted to each of three newly elected Trustees, an option to purchase up to 5,000 shares of beneficial interest exercisable on or before May 2, 2003, at a price of $10.25 per share, the fair market value at the date of grant. Options for 500 shares were exercised in February, 2001.

Except for the 500 shares purchased in February, 2001, the options granted in 2000 were unexercised at December 31, 2002.

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

The carrying amounts and fair values of the Trust's financial instruments are as follows:

                                             December 31, 2002
                                    Carrying Amount         Fair Value
                                    ----------------     ---------------
Cash and cash equivalents            $  1,751,051          $ 1,751,000
Restricted cash                         1,592,035            1,592,000
Mortgage notes payable                 34,101,623           35,000,000


                                             December 31, 2001
                                    Carrying Amount         Fair Value
                                    ----------------      --------------
Cash and cash equivalents            $  1,316,299         $  1,316,000
Restricted cash                         1,412,694            1,412,000
Short-term debt        	                   92,406               92,000
Mortgage notes payable                 34,389,954           35,700,000


9. Earnings Per Share

A reconciliation of the numerator and denominator of the earnings per share computation is as follows:

                                        2002         2001        2000
                                     ----------   ----------  ----------
Numerator (net income):
  Numerator for basic and diluted
   earnings per share                $  689,239   $  748,592  $1,110,175
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------
Denominator:
  Denominator for basic earnings per
   share-weighted average shares      1,757,079    1,739,882   1,716,560
  Effect of dilutive securities:
     Stock options                        1,621        1,553         807
                                     ----------  ----------   ----------
Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions                         1,758,700    1,741,435   1,717,367
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------

Basic earnings per share             $      .39   $      .43   $     .65
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------
Diluted earnings per share           $      .39   $      .43   $     .65
                                     ----------   ----------  ----------
                                     ----------   ----------  ----------

Shareholder rights have not been included in the earnings per share calculation because they would be anti-dilutive at December 31, 2002, 2001 and 2000.


Report of Independent Auditors

Board of Trustees
Century Realty Trust

We have audited the accompanying consolidated balance sheets of Century Realty Trust and Subsidiaries (the "Trust") as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Realty Trust and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                          /s/  ERNST & YOUNG LLP


February 15, 2003
Indianapolis, IN


                                   SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  CENTURY REALTY TRUST

                                                    December 31, 2002

                                                     Col. B         Col. C                       Col. D
                                                                                             Cost Capitalized
                                                                Initial Cost to Company       Subsequent to Acquisition
                                                                _________________________     _______________________
                                                                                 Buildings
                                                                                    and                      Carrying
                   Description                    Encumbrances       Land       Improvements  Improvements    Costs
___________________________________________      _____________   ___________   _____________  _____________ _________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN             First mortg         $56,700       $852,500      $350,659          ---
  Park Forest (64), Marion, IN                    First mortg          57,800        517,200       585,454          ---
  Fontenelle (176), Kokomo, IN                        None            128,000      1,622,000     1,457,683          ---
  Park Plaza I (88), Indianapolis, IN                 None             37,655        693,295       447,355          ---
  Park Plaza II (96), Indianapolis, IN                None             47,345        871,705                        ---
  Driftwood Park (48), Indianapolis, IN           First mortg         117,000      1,168,308       249,328          ---
  Regency Royale (132), Mishawaka, IN             First mortg         125,000      3,638,499       186,872          ---
  Creek Bay (208), Indianapolis, IN               First mortg         340,940      7,101,480       171,563          ---
  Eagle Creek Park (188), Indianapolis, IN        First mortg         378,000      5,679,172       504,310          ---
  Fox Run (256), Indianapolis, IN                 First mortg         398,000      6,446,469       393,922          ---
  Charter Oaks (192), Evansville, IN              First mortg         241,500      4,851,716       222,250          ---
  Barcelona (64), Kokomo, IN                      First mortg          59,200      1,350,384       113,230          ---
  Beech Grove (182), Jeffersonville, IN           First mortg         469,000      3,612,360       218,553          ---
  Hampton Court (92), Indianapolis, IN            First mortg         225,600      1,481,900        70,448          ---
  Sheffield Square (152), New Albany, IN          First mortg         227,000      4,020,424       176,847          ---
  West Wind Terrace (96), Indianapolis, IN        First mortg         136,700      1,610,241        93,011          ---
Commercial (square feet):                                                                                           ---
  Office/Warehouse (38,000), Carmel, IN           First mortg          54,000        446,075       179,769          ---
  Office (17,000), Indianapolis, IN                   None             71,500        457,818        73,847          ---
  Office (34,000), Indianapolis, IN                   None            348,725      1,184,344       180,481          ---
Net leased restaurants (square feet):                                                                               ---
  Miami Subs (3,500), Longwood, FL                    None            113,479         54,026          ---           ---
  Fortune House (5,000), Indianapolis, IN             None            136,494           ---           ---           ---
                                                                   __________    ___________    __________  _________
                                                                    3,769,638     47,659,916     5,675,582          ---
Equipment--various locations                          None               ---         492,266       667,343          ---
                                                                   __________    ___________    __________  _________
                                                 TOTAL REAL ESTA   $3,769,638    $48,152,182    $6,342,925          ---
                                                                   __________    ___________    __________  _________
                                                                   __________    ___________    __________  _________

Undeveloped land - various locations                  None            $99,675  $              $                     ---
                                                                   __________    ___________    __________  _________
                                                                   __________    ___________    __________  _________


(A) The aggregate carrying value for tax purposes is $37,514,734
(B) The aggregate carrying value for tax purposes is $72,522




                                                         SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                           CENTURY REALTY TRUST

                                                                             December 31, 2002

                                                             Col. E                      Col. F    Col. G      Col. H        Col.I
                                                    Gross Amount at Which
                                                  Carried at Close of Period                                           Life on Which
                                             ______________________________________                                  Depreciation in
                                                          Buildings                                                    Latest Income
                                                             and                      Accumulated   Date of      Date    Statements
                   Description                 Land      Improvements      Total     Depreciation Construction Acquired  Is Computed
__________________________________________   __________   ___________  ____________   ____________   _______  ________  ____________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN           $63,445    $1,196,414     1,259,859     $1,025,967     1965      01/73     31 years
  Park Forest (64), Marion, IN                   57,800     1,102,654     1,160,454        908,024     1962      01/73     31 years
  Fontenelle (176), Kokomo, IN                  128,000     3,079,683     3,207,683      2,511,748     1966      01/73     29 years
  Park Plaza I (88), Indianapolis, IN            37,655     1,140,650     1,178,305        838,916     1965      01/73     33 years
  Park Plaza II (96), Indianapolis, IN           47,345       871,705       919,050        784,533     1967      01/73     33 years
  Driftwood Park (48), Indianapolis, IN         117,000     1,417,636     1,534,636        648,183     1963      09/89     28 years
  Regency Royale (132), Mishawaka, IN           125,000     3,825,371     3,950,371        939,192     1983      06/93     40 years
  Creek Bay (208), Indianapolis, IN             340,940     7,273,043     7,613,983      1,662,609     1992      12/93     40 years
  Eagle Creek Park (188), Indianapolis, IN      378,000     6,183,482     6,561,482      1,433,833     1974      03/94     40 years
  Fox Run (256), Indianapolis, IN               398,000     6,840,391     7,238,391      1,372,759     1974      03/95     40 years
  Charter Oaks (192), Evansville, IN            241,500     5,073,966     5,315,466        705,142     1984      06/97     40 years
  Barcelona (64), Kokomo, IN                     59,200     1,463,614     1,522,814        197,715     1971      11/97     33 years
  Beech Grove (182), Jeffersonville, IN         469,000     3,830,913     4,299,913        494,345     1973      11/97     33 years
  Hampton Court (92), Indianapolis, IN          225,600     1,552,348     1,777,948        200,922     1980      11/97     33 years
  Sheffield Square (152), New Albany, IN        227,000     4,197,271     4,424,271        541,205     1974      11/97     33 years
  West Wind Terrace (96), Indianapolis, IN      136,700     1,703,252     1,839,952        222,109     1967      11/97     33 years
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN          54,000       625,844       679,844        416,663     1972      10/77     33 years
  Office (17,000), Indianapolis, IN              71,500       531,665       603,165        252,120     1966      07/86     33 years
  Office (34,000), Indianapolis, IN             348,725     1,364,825     1,713,550        197,715     1975      05/97     40 years
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL              113,479        54,026       167,505         23,589     1978      01/79          N/A
  Fortune House (5,000), Indianapolis, IN       136,494          ---        136,494           ---      1979      11/79          N/A
                                             __________    __________   ___________    ___________
                                              3,776,383    53,328,753    57,105,136     15,377,289
Equipment--various locations                       ---      1,159,609     1,159,609        607,695  Various    Various   3-15 years
                                             __________   ___________   ___________    ___________
                                             $3,776,383   $54,488,362   $58,264,745 (A $15,984,984 (A)
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


(A) The aggregate carrying value for tax purposes is $37,514,734
(B) The aggregate carrying value for tax purposes is $72,522




                                     SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                          CENTURY REALTY TRUST

                                                            December 31, 2002

                                                               Total Land,
                                                  Buildings      Buildings
                                                        and            and                   Accumulated  Undeveloped
                                        Land   Improvements   Improvements      Equipment   Depreciation        Land
                                  __________   ____________   ____________     __________    ___________  ___________

Balance January 1, 2000           $3,776,383    $52,085,208    $55,861,591     $1,304,834    $11,690,079     $99,675
   Additions:
      Improvements                      ---         369,866        369,866        161,103           ---         ---
      Depreciation                      ---            ---            ---            ---       1,709,022        ---
   Deductions:
      Fully amortized costs             ---         223,830        223,830        164,141        387,971        ---
                                  __________    ___________    ___________     __________    ___________    ________
Balance December 31, 2000          3,776,383     52,231,244     56,007,627      1,301,796     13,011,130      99,675
   Additions:
      Improvements                      ---         627,448        627,448        112,582           ---         ---
      Depreciation                      ---            ---            ---            ---       1,736,259        ---
   Deductions:
      Fully amortized costs             ---          66,606         66,606         56,992        123,598        ---
                                  __________    ___________    ___________     __________    ___________    ________
Balance December 31, 2001          3,776,383     52,792,086     56,568,469      1,357,386     14,623,791      99,675
   Additions:
      Improvements                      ---         610,912        610,912         98,125           ---         ---
      Depreciation                      ---            ---            ---            ---       1,731,340        ---
   Deductions:
      Fully amortized costs             ---          74,245         74,245        295,902        370,147        ---
                                  __________    ___________    ___________     __________    ___________    ________
Balance December 31, 2002         $3,776,383    $53,328,753    $57,105,136     $1,159,609    $15,984,984     $99,675
                                  __________    ___________    ___________     __________    ___________    ________
                                  __________    ___________    ___________     __________    ___________    ________