Form 10-Q
period 2003-03-31
CENTURY REALTY TRUST
filed 2003-05-14
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                   FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003             Commission File Number 0-7716



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

Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES __   NO X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



    Shares of Beneficial Interest, no par value            1,774,024








Part 1. Financial Information
Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                  March               December
                                                31, 2003              31, 2002
                                               ___________          ___________
                                                Unaudited           See Note 1
Assets
Real estate investments:
  Land                                         $3,776,383           $3,776,383
  Buildings                                    53,393,600           53,328,753
  Equipment                                     1,179,034            1,159,609
  Allowances for depreciation                 (16,406,139)         (15,984,984)
                                               ___________          ___________
                                               41,942,878           42,279,761
  Net investment in direct financing leases       136,311              148,698
                                               ___________          ___________
                                               42,079,189           42,428,459
Cash and cash equivalents                       1,759,990            1,751,051
Restricted cash                                 1,899,804            1,592,035
Accounts and accrued income receivable            245,685              321,571
Unamortized management contracts                  303,497              319,756
Unamortized mortgage costs                        330,018              341,875
Undeveloped land                                   99,675               99,675
Other assets                                      161,688              104,004
                                               ___________          ___________
                                              $46,879,546          $46,958,426
                                               ___________          ___________
                                               ___________          ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                      $33,941,808           34,101,623
  Accounts payable and accrued liabilities        300,707              393,467
  Interest                                        185,698              196,098
  State income and property taxes               1,806,840            1,454,716
  Tenants' security deposits and unearned rent    564,122              573,299
                                               ___________          ___________
                                               36,799,175           36,719,203

Minority interest in operating partnerships       540,252              569,021

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,782,531 shares (1,780,908 shares
    at December 31, 2002), including 14,207
    shares in 2003 and and 19,207 shares in
    2002, in treasury                           9,485,561            9,472,832
  Overdistributed income other
   than from gain on the sale of real estate   (1,114,774)            (920,316)
  Undistributed net realized gain from the
   sale of real estate                          1,316,078            1,316,078
  Cost of treasury shares                        (146,746)            (198,392)
                                               ___________          ___________
                                                9,540,119            9,670,202
                                               ___________          ___________
                                              $46,879,546          $46,958,426
                                               ___________          ___________
                                               ___________          ___________
See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Income
Unaudited
                                                           Three Months
                                                          Ended March 31
                                                      2003             2002
                                                    __________       __________
Income:
Real estate operations:
  Rental Income                                     $2,946,447       $3,161,394
  Income from direct financing leases                    4,137            5,712
  Other income                                          67,921           71,558
                                                    __________       __________
                                                     3,018,505        3,238,664
  Less:
    Real estate operating expenses                   1,423,311        1,348,618
    Depreciation                                       439,364          462,054
    Real estate taxes                                  365,050          361,851
                                                    __________       __________
                                                     2,227,725        2,172,523
                                                    __________       __________
                                                       790,780        1,066,141
Interest income                                          3,962            5,424
                                                    __________       __________
                                                       794,742        1,071,565
Expenses:
Interest                                               595,307          650,104
State income taxes                                          -             4,556
General and administrative                             158,732          180,052
                                                    __________       __________
                                                       754,039          834,712

Income before minority interest
 in operating partnerships                              40,703          236,853

Minority interest in operating
 partnerships                                           10,873           (3,093)
                                                    __________       __________
Net income                                             $51,576         $233,760
                                                    __________       __________
                                                    __________       __________
Earnings per share:

  Basic earnings per share                               $0.03            $0.13

  Diluted earnings per share                             $0.03            $0.13


See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited
                                                    Three Months
                                                   Ended March 31
                                                  2003         2002
                                             __________   __________
Operating Activities
Net income                                      $51,576     $233,760
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                451,221      475,252
   Minority interest                            (10,873)       3,093
   Changes in operating assets
    and liabilities:
     Restricted cash                           (307,769)    (173,586)
     Accounts and accrued income receivable      75,886       (1,306)
     Other assets                               (59,634)      17,620
     Accounts payable and accrued liabilities   248,964      355,767
     Tenants' security deposits and
      unearned rent                              (9,177)      33,997
                                             __________   __________
Net cash provided by operations                 440,194      944,597

Investing Activities:
Purchase of property and improvements           (84,272)    (111,768)
Lease principal payments received                12,387       10,813
                                             __________   __________
Net cash used in investing activities           (71,885)    (100,955)

Financing Activities:
Net short-term bank loan repayments                  -       (92,406)
Principal payments on mortgage notes payable   (159,815)    (143,351)
Shares purchased for treasury                        -            -
Treasury shares sold                             51,250           -
Dividends paid to shareholders                 (246,034)    (244,265)
Distributions to minority interest               (4,771)      (3,088)
                                             __________   __________
Net cash used in financing activities          (359,370)    (483,110)
                                             __________   __________
Net increase in cash and cash equivalents         8,939      360,532
Balance at beginning of period                1,751,051    1,316,299
                                             __________   __________
Balance at end of period                     $1,759,990   $1,676,831
                                             __________   __________
                                             __________   __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 1,197 shares in 2003 and 2,669
     shares in 2002 in exchange for like
     numbers of operating partnership units
     of controlled partnerships                 $13,125      $31,575
                                               __________   __________
                                               __________   __________

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
March 31, 2003
Unaudited

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - INTEREST IN OPERATING PARTNERSHIPS

     The Trust, through its wholly-owned subsidiary, CR Management, Inc., is the general partner in five limited partnerships each of which owns, as its principal asset, a single apartment property. CR Management, Inc. owns 2,972 partnership units. Effective January 1, 2000, the Trust granted to each of the beneficial owners of the remaining 286,908 partnership units the right to exchange their units for an equal number of shares of the Trust. Exchanges are exercised effective on the first day of each calendar quarter. At December 31, 2002 the Trust owned, in the aggregate 227,380, or 79.3%, of the limited partnership interests.

     During the three months ended March 31, 2003, the Trust issued 1,197 shares of beneficial interest in exchange for partnership units. As of April 1, 2003, holders of 426 units elected to exchange units for shares. Including the exchanges exercised
April 1, 2003, the Trust owns 229,003, or 79.8%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.


NOTE 3 - MORTGAGE NOTES PAYABLE

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $179,500, including interest at rates ranging from 3.8% to 9% per annum, and which mature from October 3, 2004 to February 1, 2012. Scheduled payments during the three month period ended March 31, 2003 decreased mortgage loan balances, in the aggregate, by $131,709.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $70,000. The loans have interest rates ranging from 6.625% to 8.31%, and mature from June 1, 2006 to July 31, 2037. The total monthly installments, range of interest rates, and maturity dates represent new terms following modification in July, 2002 of three of the five mortgage loans. Scheduled payments during the three months ended March 31, 2003 decreased mortgage loan balances, in the aggregate, by $28,106.

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

     At March 31, 2003 and 2002, and throughout the quarters then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has a majority financial interest and over which it has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 2002 annual report. At March 31, 2003 and 2002 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%).
Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the second quarter of 2003.
In view of lower average apartment occupancy rates, rental discounts offered to new tenants at certain locations, and higher operating expenses to retain and attract residents, management expects that net operating income from apartment operations for the first half of 2003 will be less than that reported for the first half of 2002. Lower interest costs related to certain mortgage loans, however, are expected to mitigate the impact of apartment operations on net income through the second quarter of 2003.

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

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $58,210 and $45,735 in the first quarters of 2003 and 2002, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.


RESULTS OF OPERATIONS

     For the first quarter of 2003, the Trust reported a $220,159 or 6.8%, decrease in gross income from real estate operations from the comparable 2002 period. Gross income from apartment operations decreased by $197,031, or 6.5%, from the prior year quarter. Higher average rental rates in 2003, up .7%, were more than offset by lower economic occupancy rates. Economic occupancy for the first quarter of 2003 was 83.3%, down from 89.6% during the prior year quarter.

     Rental properties other than apartments accounted for 4.8% of total income from rental operations in the first quarter of 2003. Gross income from non-apartment properties decreased
$23,100 due to lower occupancy rates. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, averaged 84% and 93% during the first quarters of 2003 and 2002, respectively.

     Operating expenses, excluding interest and depreciation, for all of the apartment properties amounted to 50.8% of gross possible income for the first quarter of 2003, up from 49.1% for the prior year period, and amounted to an increase of $72,600, or 4.3%, in total operating expenses. A severe winter season following a moderate winter a year ago resulted in higher utility expenses and snow and ice removal costs during the 2003 quarter. Higher rates for heating fuel and an increase in the number of vacant units contributed to a 21% increase in the cost of utilities. Costs for snow and ice removal incresed by approximately $50,000 in the 2003 quarter over the same quarter a year ago.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for the first quarter represents one-fourth of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the preceding year with allowances for anticipated rate increases comparable with past experience. A state-wide reassessment of real property is to be effective for taxes payable in 2003. At the date of this writing, no real estate tax bills have been received.

     Interest expense, all of which is applicable to loans outstanding during the quarters ended March 31, 2003 and 2002, decreased by $54,800. Five of those mortgage loans were refinanced during 2002 toward the objective of reducing future interest expense. The aggregate interest expense in the first quarter of 2003 for the new loans at the new rates was $23,900 less than the expense would have been for the old loans at the old rates.

     Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less. Two of the loans, with unpaid balances that totaled $1.3 million at March 31, 2003, provide for interest rates to be reset February 1 each year. The current interest rates applicable to those loans is 4.12%. The third adjustable rate loan, with a current interest rate of 3.91%, had an unpaid balance at March 31, 2003 of $4.8 million. The next interest rate reset date for that loan is October 1, 2004. All three of those loans had lower effective rates during the first quarter of 2003 than the prior year quarter. In the aggregate, interest expense applicable to those loans was $13,100 less in the first quarter of 2003 than in the prior year quarter.

     The remainder of the decrease in interest expense, approximately $18,000, resulted from scheculed amortization of mortgage loan balances.


FINANCIAL CONDITION AND LIQUIDITY

     On April 10, 2003, the Trust declared a $.12 per share cash distribution payable May 19, 2003 to shareholders of record
April 25, 2003. With 1,774,024 shares outstanding, that distribution will require $212,883.

     Other than the requirement for declared, but unpaid, distributions management is not aware of any significant transactions or events which would require material expenditures in the second quarter of 2003.

     The Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2003.

     Other than the impact of real estate taxes that might increase significantly from a statewide (Indiana) reassessment of real estate, and casualty insurance premiums that may increase significantly effective July 1, 2003, the amounts of which increases cannot be estimated at this time, no transactions or events have occurred to indicate that funds provided by operations during the balance of 2003 will differ disproportionately from the first quarter of the year. At March 31, 2003, the Trust held cash and cash equivalents of approximately $1,497,000 in its own accounts and $263,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.


INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2003 and 2002.


PART II

     Item 6(b). No events occurred during the three months ended March 31, 2003, which would have necessitated the filing of a report on Form 8K.


CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provides adequate and effective disclosure control.

     Changes in internal controls. There have been no changes in internal controls or in other factors within the past ninety days that could significantly affect internal controls.
Management has discovered no significant deficiencies or material weaknesses in internal controls that would warrant corrective actions.

                   MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at March 31, 2003, and December 31, 2002, and the results of its operations and its cash flow for the three months ended March 31, 2003, and March 31, 2002, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2002 annual report.


                          SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CENTURY REALTY TRUST


Date  5/8/03                       By /S/ John I. Bradshaw, Jr.
                                      _________________________
                                      John I. Bradshaw, Jr.
                                      President and Treasurer



Date  5/8/03                       By /S/ David F. White
                                      __________________________
                                      David F. White
                                      Controller




                           CERTIFICATION

I, John I. Bradshaw, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century
Realty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
    "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: 5/8/03                        /S/ John I. Bradshaw, Jr.
                                    ___________________________
                                    Chief Executive Officer
                                    President and Treasurer



                           CERTIFICATION

I, David F. White, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century
Realty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
   Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or other persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identifiedfor the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 5/8/03                  /S/ David F. White
                              ___________________________
                              David F. White
                              Controller (chief financial officer
                              and principal accounting officer)


EXHIBIT 99.1--CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2003, I, John
I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of section 13(a)of the Securities Exchange Act of 1934; and

	2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



				/S/ John I. Bradshaw, Jr.
                                _____________________________________
                                Chief Executive Officer, President
 				and Treasurer




EXHIBIT 99.2--CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2003, I,
David F. White, Controller of the Trust, certify, pursuant to 18
U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



 				/S/ David F. White
                                _____________________________________
                                Controller (chief financial officer
				and principal accounting officer)