Form 10-Q
period 2003-06-30
CENTURY REALTY TRUST
filed 2003-08-15
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C. 20549

                                   FORM 10Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003              Commission File Number 0-7716



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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES
NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Shares of Beneficial Interest, no par value                1,781,276



Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                    June               December
                                                  30, 2003             31, 2002
                                                ___________         ___________
                                                 Unaudited           See Note 1
Assets
Real estate investments:
  Land                                           $3,776,383          $3,776,383
  Buildings                                      53,446,927          53,328,753
  Equipment                                       1,234,239           1,159,609
  Allowances for depreciation                   (16,827,294)        (15,984,984)
                                                ___________         ___________
                                                 41,630,255          42,279,761
  Net investment in direct financing leases         123,924             148,698
                                                ___________         ___________
                                                 41,754,179          42,428,459
Cash and cash equivalents                         1,871,794           1,751,051
Restricted cash                                   2,149,026           1,592,035
Accounts and accrued income receivable              427,371             321,571
Unamortized management contracts                    287,238             319,756
Unamortized mortgage costs                          318,159             341,875
Undeveloped land                                     99,675              99,675
Other assets                                        103,456             104,004
                                                ___________         ___________
                                                $47,010,898         $46,958,426
                                                ___________         ___________
                                                ___________         ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                        $33,777,622          34,101,623
  Accounts payable and accrued liabilities          384,342             393,467
  Interest                                          186,457             196,098
  State income and property taxes                 2,200,380           1,454,716
  Tenants' security deposits and unearned rent      542,069             573,299
                                                ___________         ___________
                                                 37,090,870          36,719,203

Minority interest in operating partnerships         522,563             569,021

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,782,531 shares (1,780,908 shares
    at December 31, 2002), including 8,507
    shares in 2003 and and 19,207 shares in
    2002, in treasury                             9,488,756           9,472,832
  Overdistributed income other
   than from gain on the sale of real estate     (1,319,499)           (920,316)
  Undistributed net realized gain from the
   sale of real estate                            1,316,078           1,316,078
  Cost of treasury shares                           (87,870)           (198,392)
                                                ___________         ___________
                                                  9,397,465           9,670,202
                                                ___________         ___________
                                                $47,010,898         $46,958,426
                                                ___________         ___________
                                                ___________         ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
 Consolidated Statements of Income
                                  Three Months                 Six Months
                                 Ended June 30               Ended June 30
                          ___________  ___________     ___________  ___________
                            2003            2002            2003        2002
                          ___________  ___________     ___________  ___________
Income:
Real estate operations:
  Rental Income            $2,934,414   $3,152,674      $5,880,861   $6,314,068
  Income from direct
    financing leases            4,137        5,711           8,274       11,423
  Other income                 58,061       74,169         125,982      145,727
                          ___________  ___________     ___________  ___________
                            2,996,612    3,232,554       6,015,117    6,471,218
  Less:
    Operating expenses      1,398,966    1,375,283       2,822,277    2,723,901
    Depreciation              439,363      462,073         878,727      924,127
    Real estate taxes         402,716      326,694         767,766      688,545
                          ___________  ___________     ___________  ___________
                            2,241,045    2,164,050       4,468,770    4,336,573
                          ___________  ___________     ___________  ___________
                              755,567    1,068,504       1,546,347    2,134,645
Interest                        3,320        6,292           7,282       11,716
                          ___________  ___________     ___________  ___________
                              758,887    1,074,796       1,553,629    2,146,361
Expenses:
Interest                      603,484      631,923       1,198,791    1,282,027
State income taxes             -             5,112          -             9,668
General and administrative    160,104      154,862         318,836      334,914
                          ___________  ___________     ___________  ___________
                              763,588      791,897       1,517,627    1,626,609
                          ___________  ___________     ___________  ___________
Income (loss) before
  minority interest in
  operating partnerships       (4,701)     282,899          36,002      519,752

Minority interest in
 operating partnerships        12,707        5,630          23,580        2,537
                          ___________  ___________     ___________  ___________
Net income                     $8,006     $288,529         $59,582     $522,289
                          ___________  ___________     ___________  ___________
                          ___________  ___________     ___________  ___________
Per share data:

  Basic earnings                $0.00        $0.16           $0.03        $0.30

  Diluted earnings              $0.00        $0.16           $0.03        $0.30


See accompanying notes.
Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                       Six Months
                                                      Ended June 30
                                                    2003          2002
                                                __________    __________
Operating Activities
Net income                                         $59,582      $522,289
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                   906,344       950,533
   Minority interest                               (23,580)       (2,537)
   Changes in operating assets
    and liabilities:
     Restricted cash                              (556,991)      (10,879)
     Accounts and accrued income receivable       (105,800)       (6,923)
     Other assets                                   (7,252)       (4,872)
     Accounts payable and accrued liabilities      724,829        26,938
     Tenants' security deposits and
      unearned income                              (31,230)       47,991
                                                __________    __________
Net cash provided by operating activities          965,902     1,522,540

Investing Activities:
Purchase of property and improvements             (192,804)     (323,389)
Lease principal payments received                   24,774        21,625
                                                __________    __________
Net cash used in investing activities             (168,030)     (301,764)

Financing Activities:
Repayment of short-term debt                             -       (92,406)
Principal payments on mortgage notes payable      (324,001)     (316,186)
Sale of treasury shares                            109,675             -
Dividends paid to shareholders                    (456,696)     (489,099)
Distributions to holders of minority interest       (6,107)       (8,015)
                                                __________    __________
Net cash used in financing activities             (677,129)     (905,706)
                                                __________    __________
Net increase in cash and cash equivalents          120,743       315,070
Balance at beginning of period                   1,751,051     1,316,299
                                                __________    __________
Balance at end of period                        $1,871,794    $1,631,369
                                                __________    __________
                                                __________    __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 1,623 shares in 2003 and 5,937
    shares in 2002 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                     $16,771       $68,351
                                                __________    __________
                                                __________    __________
See accompanying notes.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
June 30, 2003
Unaudited

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

     During the six months ended June 30, 2003, the Trust issued 1,623 shares of beneficial interest in exchange for partnership units. As of July 1, 2003, holders of 7,252 units elected to exchange units for shares. Including the exchanges exercised July 1, 2003, the Trust owns 236,255, or 82.3%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.



NOTE 3 - MORTGAGE NOTES PAYABLE

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $180,200, including interest at rates ranging from 3.9% to 9% per annum, and which mature from October 3, 2004 to February 1, 2012. Scheduled payments during the three months and six months ended June 30, 2003 decreased mortgage loan balances, in the aggregate, by $135,619 and $267,328, respectively.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $70,000. The loans have interest rates ranging from 6.625% to 8.31%, and mature from June 1, 2006 to July 31, 2037. The total monthly installments, range of interest rates, and maturity dates represent new terms following modification in July, 2002 of three of the five mortgage loans. Scheduled payments during the three months and six months ended June 30, 2003 decreased mortgage loan balances, in the aggregate, by $28,568 and $56,673, respectively.

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

     At June 30, 2003 and 2002, and throughout the quarters and six month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has a majority financial interest and over which it has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 2002 annual report. At June 30, 2003 and 2002 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%).
Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the third quarter of 2003.
In view of lower average apartment occupancy rates, rental discounts offered to new tenants at certain locations, and higher operating expenses to retain and attract residents, management expects that net operating income from apartment operations for the third quarter and second half of 2003 will be less than that reported for the comparable periods of 2002. Increases in real estate taxes and premium costs for casualty and worker compensation insurance for the second half of 2003 will further reduce earnings.

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

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $56,828 and $70,473 in the quarters, and $115,038 and $116,208 in the six month periods, ended June 30, 2003 and 2002, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.


RESULTS OF OPERATIONS

     For the quarter and six months ended June 30, 2003, the Trust reported decreases of 7.3% and 7.0%, in gross income from real estate operations from the comparable periods of 2002. Gross income from apartment operations decreased by 7.6% and 7.0%, from the prior year second quarter and first half as a result of lower occupancy rates that more than offset the .8% higher average rental rates. Economic occupancy for the second quarter of 2003 was 82.4%, down from 89.9% during the prior year quarter; and, for the six months ended June 30, 2003, was 82.8%, down from 89.8% during the comparable period of 2002.

     Rental properties other than apartments accounted for 5.6% of total income from rental operations in the first half of 2003. Gross income from non-apartment properties decreased $24,000 due to lower occupancy rates. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, averaged 79% and 84% during the first six months of 2003 and 2002, respectively.

     Operating expenses, excluding interest and depreciation, for all of the apartment properties amounted to 50.6% of gross possible income for the second quarter of 2003, up from 49.6% for the prior year period, and amounted to an increase of $49,000, or 2.9%, in total operating expenses. Real estate taxes, up $46,000, or 13.9%, accounted for most of the increase in total operating expenses in the second quarter comparison.
For the six months ended June 30, 2003 and 2002, apartment operating expenses were 50.7% and 49.3%, respectively, of gross possible income, up $121,550, or 3.6%, from the comparable period of 2002. In addition to real estate taxes, up $53,000 in the first half of 2003 over the first half of 2002, a severe winter season following a moderate winter a year ago resulted in higher utility expenses and snow and ice removal costs during the 2003 half. Higher rates for heating fuel and an increase in the number of vacant units contributed to a 16.6% increase in the cost of utilities. Costs for snow and ice removal incresed by approximately $50,000 in the first half of 2003 over the same period a year ago.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for each quarter should represent one-fourth of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the preceding year with allowances for anticipated rate increases comparable with past experience. A state-wide reassessment of real property is to be effective for taxes payable in 2003. At the date of this writing, no real estate tax bills reflecting new assessments have been received for five of the Trust's eighteen Indiana rental properties. For the thirteen properties that have been reassessed, the current taxes billed increased, in the aggregate, approximately 15% compared to amounts billed in 2002. Year to date accruals for real estate taxes applicable to those thirteen properties were recomputed and reflected in the second quarter of 2003. Year to date accruals for the five properties for which new assessments are not yet known, will be recomputed and recorded when 2003 tax bills are received.

     Interest expense, all of which is applicable to loans outstanding during the quarters and six months ended June 30, 2003 and 2002, decreased by $28,400 and $83,200, respectively. Five of those mortgage loans were refinanced during 2002 toward the objective of reducing future interest expense. The aggregate interest expense in the three months and six months ended June 30, 2003 for the new loans at the new rates was $25,300 and $49,500 less than the expense would have been for the old loans at the old rates.

     Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less.
 Two of the loans, with unpaid balances that totaled $1.3 million at June 30, 2003, provide for interest rates to be reset February 1 each year. The current interest rates applicable to those loans is 4.12%. The third adjustable rate loan, with a current interest rate of 3.91%, had an unpaid balance at June 30, 2003 of $4.75 million. The next interest rate reset date for that loan is October 1, 2004. All three of those loans had lower effective rates during the three months and six months ended June 30, 2003 than during the comparable periods of 2002. In the aggregate, interest expense applicable to those loans was $2,600 and $15,700 less in the three and six month periods of 2003 than in the comparable prior year periods.

     The remainder of the decrease in interest expense resulted from scheculed amortization of mortgage loan balances for which interest rates and payment terms were unchanged during the 2003 and 2002 periods.

FINANCIAL CONDITION AND LIQUIDITY

     On July 3, 2003, the Trust declared a $.12 per share cash distribution payable August 18, 2003 to shareholders of record July 25, 2003. With 1,781,276 shares outstanding, that distribution will require $213,753. In July, 2003 the Trust paid $149,000 for the first installment of real estate taxes payable in 2003, billings for which were delayed by local taxing authorities due to reassessment. Bills for the initial 2003 real estate tax installments applicable to two properties, for which taxes have not been escrowed, have not yet been received. Other than the requirement for declared, but unpaid, distributions and delayed billings for real estate taxes, management is not aware of any significant transactions or events which would require material expenditures in the third quarter of 2003.

     The Trust has no obligations, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2003.

     Management believes that conditions related primarily to real estate taxes, apartment occupancy and corporate governance exist that make it likely that net income and funds from operations during the second half of 2003 will be lower than the first half of the year and substantially lower than the comparable period of 2002. Real estate tax billings that will reflect the reassessment of five of the Trust's apartment properties, have not been received. While the impact of those charges, when they become known, on operating income and cash flows cannot be estimated at this time, management expects that it will be negative. Apartment occupancy rates, since the beginning of 2003, have declined from 88% to a current rate of just above
84% in spite of increased marketing efforts. Until economic conditions that are unfavorable to apartment operations, namely low mortgage interest rates and high unemployment rates, reverse, management is not optimistic that the Trust can significantly improve its operating results. Management expects that costs related to corporate governance will increase later in the third quarter or early in the fourth quarter of 2003.
While those costs cannot be estimated at this time, the impact of operations of the Trust during the last few months of this year may be significant.

     At June 30, 2003, the Trust held cash and cash equivalents of approximately $1,608,000 in its own accounts and $263,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.


INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2003 and 2002.



PART II

     Item 6(b). No events occurred during the three months ended June 30, 2003, which would have necessitated the filing of a report on Form 8K.

           (c)   Exhibits:

                 Rule 13a-14(a)/15d-14(a) Certifications:
                      31.1 - Certification by Principal Executive
                             Officer
                      31.2 - Certification by Principal financial
                             and accounting officer
                 Sec. 906, Sarbanes-Oxley Act, Certifications:
	              32.1 - Certification by Chief Executive
  			     Officer
                      32.2 - Certification by Chief financial and
                             accounting officer


CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of June 30, 2003, adequate and effective disclosure control.

     Changes in internal controls. During the quarter ended June 30, 2003, there was no change in the Trust's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at June 30, 2003, and December 31, 2002, and the results of its operations and its cash flow for the three months and six months ended June 30, 2003, and June 30, 2002, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2002 annual report.


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTURY REALTY TRUST



Date August 14, 2003               By_/S/_______________________
                                      John I. Bradshaw, Jr.
                                      President and Treasurer




Date August 14, 2003               By_/S/_______________________
                                      David F. White
                                      Controller




EXHIBIT 31.1

CERTIFICATION

I, John I. Bradshaw, Jr., Principal Executive Officer of Century
Realty Trust, certify that:

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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003	      _/S/________________________________
                              President
                             (Principal Executive Officer)




EXHIBIT 31.2

CERTIFICATION

I, David F. White, Principal financial and accounting officer of Century Realty Trust, certify that:

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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003		/S/_________________________________
                               Controller
                              (Principal financial officer and
                               principal accounting officer)



EXHIBIT 32.1

CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2003, I, John
I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of section 13(a)of the Securities Exchange Act of 1934; and

	2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



                                 /S/_________________________________
   	                         John I. Bradshaw, Jr.
                                 Chief Executive Officer, President
                                 and Treasurer



EXHIBIT 32.2

CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2003, I, David
F. White, Controller of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



                                 /S/_________________________________
                                 David F. White
                                 Controller (chief financial officer
                                 and principal accounting officer)