Form 10-Q
period 2003-09-30
CENTURY REALTY TRUST
filed 2003-11-14
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  D.C. 20549

                                   FORM 10Q




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003           Commission File Number 0-7716



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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



    Shares of Beneficial Interest, no par value                    1,781,790








Part 1. Financial Information
Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                 September           December
                                                  30, 2003           31, 2002
                                                ___________        ___________
                                                 Unaudited         See Note 1
Assets
Real estate investments:
  Land                                           $3,776,383         $3,776,383
  Buildings                                      53,522,691         53,328,753
  Equipment                                       1,300,955          1,159,609
  Allowances for depreciation                   (17,249,249)       (15,984,984)
                                                ___________        ___________
                                                 41,350,780         42,279,761
  Net investment in direct financing leases         111,537            148,698
                                                ___________        ___________
                                                 41,462,317         42,428,459
Cash and cash equivalents                         1,751,208          1,751,051
Restricted cash                                   1,944,759          1,592,035
Accounts and accrued income receivable              414,324            321,571
Unamortized management contracts                    270,979            319,756
Unamortized mortgage costs                          306,302            341,875
Undeveloped land                                     99,675             99,675
Other assets                                         83,738            104,004
                                                ___________        ___________
                                                $46,333,302        $46,958,426
                                                ___________        ___________
                                                ___________        ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                        $33,608,732        $34,101,623
  Accounts payable and accrued liabilities          567,168            393,467
  Interest                                          183,168            196,098
  State income and property taxes                 1,958,221          1,454,716
  Tenants' security deposits and unearned rent      578,226            573,299
                                                ___________        ___________
                                                 36,895,515         36,719,203

Minority interest in operating partnerships         436,902            569,021

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,789,783 shares (1,780,908 shares
    at December 31, 2002), including 8,507
    shares in 2003 and and 19,207 shares in
    2002, in treasury                             9,542,991          9,472,832
  Overdistributed income other
   than from gain on the sale of real estate     (1,770,314)          (920,316)
  Undistributed net realized gain from the
   sale of real estate                            1,316,078          1,316,078
  Cost of treasury shares                           (87,870)          (198,392)
                                                ___________        ___________
                                                  9,000,885          9,670,202
                                                ___________        ___________
                                                $46,333,302        $46,958,426
                                                ___________        ___________
                                                ___________        ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Income
                                Three Months                  Nine Months
                               Ended September 30         Ended September 30
                            _______________________    ________________________
                               2003        2002            2003        2002
                            ___________  __________    ___________  ___________
Income:
Real estate operations:
  Rental Income              $2,948,078  $3,167,020     $8,828,939   $9,481,088
  Income from direct
    financing leases              4,137       5,712         12,411       17,135
  Other income                   60,887      73,118        186,869      218,845
                            ___________  __________    ___________  ___________
                              3,013,102   3,245,850      9,028,219    9,717,068
  Less:
    Operating expenses        1,706,925   1,421,286      4,529,202    4,145,187
    Depreciation                440,164     462,074      1,318,891    1,386,201
    Real estate taxes           383,869     337,514      1,151,635    1,026,059
                            ___________  __________    ___________  ___________
                              2,530,958   2,220,874      6,999,728    6,557,447
                            ___________  __________    ___________  ___________
                                482,144   1,024,976      2,028,491    3,159,621
Interest                          2,198       4,478          9,480       16,194
                            ___________  __________    ___________  ___________
                                484,342   1,029,454      2,037,971    3,175,815
Expenses:
Interest                        600,102     621,806      1,798,893    1,903,833
Mortgage loan
  extinguishment costs               -      293,484              -      293,484
State income taxes                   -        4,202              -       13,870
General and administrative      152,729     228,183        471,565      563,097
                            ___________  __________    ___________  ___________
                                752,831   1,147,675      2,270,458    2,774,284
                            ___________  __________    ___________  ___________
Income (loss) before
  minority interest in
  operating partnerships       (268,489)   (118,221)      (232,487)     401,531

Minority interest in
 operating partnerships          31,427      66,514         55,007       69,051
                            ___________  __________    ___________  ___________
Net income (loss)             ($237,062)   ($51,707)     ($177,480)    $470,582
                            ___________  __________    ___________  ___________
                            ___________  __________    ___________  ___________
Per share data:

  Basic earnings (loss)          ($0.13)     ($0.03)        ($0.10)       $0.27

  Diluted earnings (loss)        ($0.13)     ($0.03)        ($0.10)       $0.27


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                    Nine Months
                                                Ended September 30
                                                 2003         2002
                                              __________   __________
Operating Activities
Net income (loss)                              ($177,480)    $470,582
Adjustments to reconcile net
 income(loss)to cash provided by
 operating activities:
   Depreciation and amortization               1,354,465    1,617,626
   Minority interest                             (55,007)     (69,051)
   Changes in operating assets
    and liabilities:
     Restricted cash                            (330,234)    (188,226)
     Accounts and accrued income receivable      (92,753)     (16,066)
     Other assets                                 (8,074)      31,104
     Accounts payable and accrued liabilities    659,288      437,810
     Tenants' security deposits and
      unearned income                              4,927       24,011
                                              __________   __________
Net cash provided by operating activities      1,355,132    2,307,790

Investing Activities:
Purchase of property and improvements           (335,284)    (533,253)
Lease principal payments received                 37,161       32,437
                                              __________   __________
Net cash used in investing activities           (298,123)    (500,816)

Financing Activities:
Net short-term bank borrowings (repayments)           -       (92,406)
Net proceeds from long-term mortgage loans            -     5,703,726
Mortgage loan balances refinanced                     -    (5,658,466)
Principal payments on mortgage notes payable    (492,891)    (464,382)
Sale of treasury shares                          109,675           -
Dividends paid to shareholders                  (667,530)    (737,060)
Distributions to holders of minority interest     (6,106)     (11,795)
                                              __________   __________
Net cash used in financing activities         (1,056,852)  (1,260,383)
                                              __________   __________
Net increase in cash and cash equivalents            157      546,591
Balance at beginning of period                 1,751,051    1,316,299
                                              __________   __________
Balance at end of period                      $1,751,208   $1,862,890
                                              __________   __________
                                              __________   __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 8,875 shares in 2003 and 10,743
    shares in 2002 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                   $71,006     $125,880
                                              __________   __________
                                              __________   __________


See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
September 30, 2003
Unaudited

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

     During the nine months ended September 30, 2003, the Trust issued 8,875 shares of beneficial interest in exchange for partnership units. As of October 1, 2003, holders of 514 units elected to exchange units for shares. Including the exchanges exercised October 1, 2003, the Trust owns 236,769, or 82.5%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.


NOTE 3 - MORTGAGE NOTES PAYABLE

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $180,200, including interest at rates ranging from 3.9% to 9% per annum, and which mature from October 3, 2004 to February 1, 2012. Scheduled payments during the three months and nine months ended September 30, 2003 decreased mortgage loan balances, in the aggregate, by $139,908 and $407,235, respectively.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $70,000. The loans have interest rates ranging from 6.625% to 8.31%, and mature from June 1, 2006 to July 31, 2037. The total monthly installments, range of interest rates, and maturity dates represent new terms following modification in July, 2002 of three of the five mortgage loans. Scheduled payments during the three months and nine months ended September 30, 2003 decreased mortgage loan balances, in the aggregate, by $28,982 and $85,655, respectively.


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

     Contained in this discussion are forward-looking statements which management believe to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Factors that might cause such a difference include, among others, the following: dependence on the performance of key personnel and independent property management firms; risks associated with the high level of competition in the Trust's markets; changes in mortgage interest rates; and, the unpredictability of economic and regulatory conditions. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained.

     At September 30, 2003 and 2002, and throughout the quarters and nine month periods then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has a majority financial interest and over which it has exclusive control. A detailed listing of the investment real estate is contained on Page 2 of the Trust's 2002 annual report. At September 30, 2003 and 2002 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio will be unchanged during the fourth quarter of 2003.
In view of lower average apartment occupancy rates, rental discounts offered to new tenants at certain locations, and higher operating expenses to retain and attract residents, management expects that net operating income from apartment operations for the fourth quarter of 2003 will be less than that reported for the comparable period of 2002. Increases in real estate taxes and premium costs for casualty and worker compensation insurance in 2003 will further reduce earnings.

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

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $127,767 and $64,542 in the quarters, and $242,804 and $178,019 in the nine month periods, ended September 30, 2003 and 2002, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.


RESULTS OF OPERATIONS

     For the quarter and nine months ended September 30, 2003, the Trust reported decreases of 7.2% and 7.1%, respectively, in gross income from real estate operations from the comparable periods of 2002. Gross income from apartment operations decreased by 7.8% and 7.2%, from the prior year third quarter and first nine months as a result of lower occupancy rates that more than offset the .6% higher average rental rates. Economic apartment occupancy for the third quarter of 2003 was 82.6%, down from 89.9% during the prior year quarter; and, for the nine months ended September 30, 2003 was 82.8%, down from 89.8% during the comparable period of 2002.

      Rental properties other than apartments accounted for 5.7% of total income from rental operations in the first nine months of 2003. Gross income from non-apartment properties decreased
$36,100, or 7.6%, due to lower occupancy rates. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, averaged 78% and 84% during the first nine months of 2003 and 2002, respectively.

      Operating expenses, excluding interest and depreciation, for all of the apartment properties amounted to 59.7% of gross possible income for the third quarter of 2003, up from 50.6% for the prior year period, and amounted to an increase of $318,200, or 18.4%, in total operating expenses. Utilities, up 34.8%, advertising, up 19.4%, unit decorating, up 76.9%, and maintenance costs, up 31.6%, accounted for most of the increase in total operating expenses in the third quarter comparison.
For the nine months ended September 30, 2003 and 2002, apartment operating expenses were 53.8% and 49.8% of gross possible income, respectively. Operating expenses were up $452,600, or 8.9%, from the comparable period of 2002. In addition to the expense increases during the third quarter, a severe winter season following a moderate winter a year ago resulted in higher utility expenses and snow and ice removal costs during the earlier months of 2003. Higher rates for heating fuel and an increase in the number of vacant units contributed to a 22.2% increase in the cost of utilities. Costs for snow and ice removal increased by approximately $50,000 in 2003.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for each quarter should represent one-fourth of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the preceding year with allowances for anticipated rate increases comparable with past experience. A state-wide reassessment of real property was effective for taxes payable in 2003. At the date of this writing, real estate tax bills reflecting new assessments have not been received for four of the Trust's eighteen Indiana rental properties. For the fourteen properties that have been reassessed, the current taxes billed increased, in the aggregate, approximately 15% compared to amounts billed in 2002. Year to date accruals for the four properties for which new assessments are not yet known include a provision for increases of 4% over amounts paid in 2002. Those accruals will be recomputed and recorded when 2003 tax bills reflecting new assessed values and tax rates are received.

     Interest expense, nearly all of which is applicable to thirteen mortgage loans outstanding during the quarters and nine months ended September 30, 2003 and 2002, decreased by $21,700 and $104,900, respectively. Three of those mortgage loans were refinanced in late July, 2002 toward the objective of reducing future interest expense. The aggregate interest expense in the three months and nine months ended September 30, 2003 for the new loans at the new rates was $16,800 and $67,200 less than the expense would have been for the old loans at the old rates.

     Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less. Two of the loans, with unpaid balances that totaled $1.3 million at September 30, 2003, provide for interest rates to be reset in February each year. The current interest rates applicable to those loans is 4.12%. The third adjustable rate loan, with a current interest rate of 3.91%, had an unpaid balance at September 30, 2003 of $4.73 million. The next interest rate reset date for that loan is October 1, 2004. All three of those loans had lower effective rates during the three months and nine months ended September 30, 2003 than during the comparable periods of 2002. In the aggregate, interest expense applicable to those loans was $2,700 and $18,400 less in the three and nine month periods of 2003 than in the comparable prior year periods.

     The remainder of the decrease in interest expense resulted from scheduled amortization of mortgage loan balances for which interest rates and payment terms were unchanged during the 2003 and 2002 periods.

FINANCIAL CONDITION AND LIQUIDITY

     Management estimates that the Trust owes approximately $50,000 for accrued but as yet unbilled taxes payable in 2003 applicable to four of its properties. If taxes billed for those properties exceed by more than 4% the amounts paid in 2002, additional payments will be required. Subsequent to September 30, 2003, the Trust paid $64,000 to cover deficiencies in tax escrow accounts for three properties. Management estimates that escrow agents may, during the fourth quarter, request approximately $90,000 to cover escrow deficiencies for the remaining properties for which tax escrow accounts are maintained. Other than cash requirements for delayed billings and escrow account deficiencies for real estate taxes, management is not aware of any significant transactions or events which would require material expenditures in the fourth quarter of 2003.

     The Trust has no obligations other than for the ordinary and necessary operation and maintenance of its investment properties, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2003.

     Management believes that conditions related primarily to real estate taxes, apartment occupancy and corporate governance exist that make it likely that a net loss will be realized for the fourth quarter of 2003 comparable to the loss realized for the third quarter of 2003 and substantially lower than the net income reported for the comparable period of 2002. Real estate tax billings that will reflect the reassessment of four of the Trust's apartment properties, have not been received. While the impact of those charges, when they become known, on operating income and cash flows cannot be estimated at this time, management expects that it will be negative.

     Apartment occupancy rates, since the beginning of 2003, have declined from 88% to a current rate of just above 86% in spite of a change in management agents and increased marketing efforts. Until economic conditions, namely low mortgage interest rates and high unemployment rates, that are unfavorable to apartment operations in the Trust's market areas reverse, management is not optimistic that the Trust can significantly improve its operating results. Management expects that costs related to corporate governance will increase in the fourth quarter. While those costs cannot be estimated at this time, the impact on operations of the Trust during the last quarter of this year may be significant.

     At September 30, 2003, the Trust held cash and cash equivalents of approximately $1,460,000 in its own accounts and $291,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.


INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2003 and 2002.


PART II

     Item 6(b). No events occurred during the three months ended September 30, 2003, which would have necessitated the filing of a report on Form 8K.

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


CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of September 30, 2003, adequate and effective disclosure control.

     Changes in internal controls. During the quarter ended September 30, 2003, there was no change in the Trust's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust at September 30, 2003, and December 31, 2002, and the results of its operations and its cash flow for the three months and nine months ended September 30, 2003, and September 30, 2002, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2002 annual report.


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CENTURY REALTY TRUST



Date_____________                   By_/S/_______________________
                                      John I. Bradshaw, Jr.
                                      President and Treasurer





Date_____________                   By_/S/_______________________
                                      David F. White
                                      Controller

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


Date:  November 13, 2003	     _/S/_John I. Bradshaw, Jr._______
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



Date:  November 13, 2003          /S/_David F. White_____________________
                                     Controller
                                    (Principal financial officer and
                                     principal accounting officer)



EXHIBIT 32.1

CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2003, I, John I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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



				/S/_________________________________
                                   John I. Bradshaw, Jr.
                                   Chief Executive Officer, President
                                   and Treasurer



EXHIBIT 32.2

CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2003, I,
David F. White, Controller of the Trust, certify, pursuant to 18
U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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