Form 10-K
period 2003-12-31
CENTURY REALTY TRUST
filed 2004-03-30
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20259

                                FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003  Commission file number 0-7716

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $15,106,663 based upon the closing market price on March 19, 2004.

Shares of Beneficial Interest, no par value--1,784,684 shares outstanding as of March 19, 2004.

Documents incorporated by reference: Portions of the proxy statement for the annual meeting of shareholders to be held May
5, 2004 are incorporated by reference into Part III of this report as specified therein.


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


ITEM 2. PROPERTIES

The following investment properties were owned by the registrant at December 31, 2003:

                                         Year    No. of     2003      Net
Apartments          Location           Acquired  Units  Occupancy   Investment
___________________ __________________ ________ ________ _________ ___________
Park Plaza          Indianapolis, IN     1973     176        76%   $   472,320
Fontenelle          Kokomo, IN           1973     176        80        681,590
Park Forest         Marion, IN           1973      64        91        231,330
Chester Heights     Richmond, IN         1973     110        90        215,980
Driftwood Park      Indianapolis, IN     1989      48        92        848,181
Regency Royale      Mishawaka, IN        1993     132        91      2,965,117
Creek Bay           Indianapolis, IN     1993     208        81      5,828,958
Eagle Creek         Indianapolis, IN     1994     188        83      5,028,686
Fox Run             Indianapolis, IN     1995     256        75      5,822,212
Charter Oaks        Evansville, IN       1997     192        91      4,521,865
Barcelona*          Kokomo, IN           1997      64        85      1,298,565
Beech Grove*        Jeffersonville, IN   1997     182        80      6,769,986
Hampton Court*      Indianapolis, IN     1997      92        84      1,562,936
Sheffield Square*   New Albany, IN       1997     152        91      3,828,190
West Wind Terrace*  Indianapolis, IN     1997      96        82      1,589,896
                                                _______           ____________
Total Apartments                                2,136        83     38,665,812

* Property is owned by a partnership controlled by the Trust.

                                         Year    Square  Currently     Net
Commercial          Location           Acquired   Feet    Leased    Investment
___________________ __________________ ________ _______ _________ ____________
Office/Warehouse
 401 Industrial Dr. Carmel, IN           1977    38,000      91%   $   239,810
Office Buildings
 1810 E. 62nd St.   Indianapolis, IN     1986    17,000      80        337,232
 3510-20 E. 96th St., Indianapolis, IN   1997    34,000      79      1,475,843
                                                _______           ____________
Total Commercial                                 89,000              2,052,885

                                         Year    Square    Lease      Net
Restaurants         Location           Acquired   Feet   Expires    Investment
___________________ __________________ ________ _______ _________ ____________
Fortune House       Indianapolis, IN     1979     5,000     2004       235,644
Miami Subs          Orlando, FL          1979     3,500     2004       138,019
                                                _______           ____________
Total Restaurants                                 8,500                373,663
                                                                  ____________
ALL INVESTMENT PROPERTIES                                          $41,092,360
                                                                  ____________
                                                                  ____________

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded on the NASDAQ SmallCap market. Cash distributions, if any, are paid approximately 45 days after the end of each quarter. The high and low published bid prices and distributions for the last two years were:

                                           Distributions
2003                High         Low          Declared
_________________ ___________ ___________ ______________
1st Quarter        $12.88       $11.70         $0.14
2nd Quarter         13.20         9.80          0.12
3rd Quarter         12.50        11.41          0.12
4th Quarter         12.70        10.00           --

                                           Distributions
2002                High         Low          Declared
_________________ ___________ ___________ ______________
1st Quarter        $11.95       $11.12         $0.14
2nd Quarter         11.99        11.11          0.14
3rd Quarter         12.20        11.50          0.14
4th Quarter         12.65        11.70          0.14


ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and number of apartments



Years ended December 31,    2003      2002      2001      2000     1999
________________________ _________ _________ _________  _______ _________
Operating Data:
Rental and other
 operating income         $12,038   $12,844   $13,017   $13,294  $13,227
Gains on sale of property                 -         -         -        -
Income (loss)before
 minority interest in
 operating partnerships      (631)      618       706     1,133    1,071
Net income (loss)            (541)      689       749     1,110      934
Cash distributions declared   673       984     1,269     1,408    1,238
Weighted average number
 of shares outstanding      1,775     1,757     1,740     1,717    1,548
Per share:
  Basic earnings (loss)   $ (0.30)  $  0.39   $  0.43   $  0.65  $  0.60
  Diluted earnings (loss)   (0.30)     0.39      0.43      0.65     0.60
  Distributions declared     0.38      0.56      0.73      0.82     0.80

Balance Sheet Data:
Total real estate
 investments(a)           $58,181   $58,413   $58,115   $57,539  $57,429
Allowances for
 depreciation             (17,089)  (15,985)  (14,624)  (13,011) (11,690)
Total assets               45,549    46,958    47,556    47,821   49,533
Mortgage and other
 notes payable             33,437    34,102    34,482    34,013   35,171
Total debt                 36,509    36,719    36,934    36,588   37,829
Minority interest in
 operating partnerships       396       569       802     1,149    3,476
Shareholders' equity        8,644     9,670     9,819    10,084    8,228
Number of shares
 outstanding                1,782     1,762     1,749     1,726    1,548

Other Data:
Cash flow data:
  Cash provided by
   operating activities   $ 1,372   $ 2,479   $ 2,382   $ 3,148  $ 2,711
  Cash (used in)
   investing activities      (340)     (666)     (702)   (  498)  (  570)
  Cash (used in)
   financing activities    (1,232)   (1,379)   (1,114)   (2,752)  (2,002)

Funds from operations(b):
  Income loss) before
   minority interest in
   operating partnerships $  (631)  $   618   $   706   $ 1,133  $ 1,071
  Add back investment real
   estate depreciation      1,741     1,796     1,801     1,774    1,770
  Add back unamortized
   loan costs written off       -       193         -         -        -
  Deduct funds attributed
   to minority interest        21       (55)      (66)     (160)    (492)
                         _________ _________ _________  _______ _________
Funds from operations     $ 1,131   $ 2,552   $ 2,441   $ 2,747  $ 2,349
                         _________ _________ _________  _______ _________
                         _________ _________ _________  _______ _________
Apartment units owned(a):
  Owned at December 31      2,136     2,136     2,136     2,136    2,136
  Weighted average number
   of apartments owned
   during the year          2,136     2,136     2,136     2,136    2,136

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Contained in this discussion and elsewhere in this annual report are forward-looking statements which management believes to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained. Factors that might cause such a difference include, among others, the following: dependence on the performance of key personnel and independent property management firms; risks associated with the level of competition in the Trust's markets; changes in mortgage interest rates; changes in real estate tax rates and/or assessed valuations; and, the unpredictability of economic and regulatory conditions.

     During all of 2003 and 2002 the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the apartment properties containing 586 units are owned by separate partnerships that are controlled by the Trust through a wholly-owned subsidiary. A description of partnership-owned real estate acquisitions is contained in Note 3 to the financial statements.

     Effective January 1, 2000, the holders of 286,908 operating partnership units were granted the option to exchange them, one for one, for shares of beneficial interest at any time until November, 2007, at which time the Trust, at its option, may issue shares for any outstanding O.P. units. As of January 1, 2004 and 2003, holders of 82.7% and 79.7%, respectively of the outstanding units, had exercised their exchange options. (See
Note 3 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on funds from operations and net income per share during the next year.

     At December 31, 2003 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties
(5%) and net-leased restaurant properties (1%).  The 2,136
apartment units in the portfolio throughout 2003 and 2002 contributed 94.4% of the total revenue from real estate operations, and 98.6% and 98.4%, respectively, of real estate operating expenses.

CRITICAL ACCOUNTING POLICIES

Amortization of Management Contracts.

     In 1997 the Trust paid $650,350 for the general partner interest and absolute management control over five partneships. The Trust elected to amortize, on a straight line method, its cost to acquire its position over the ten year period during which the holders of limited partnership interests could elect not to exchange those interests for shares of beneficial interest of the Trust; consequently, depreciation expense each year includes $65,030 for amortization of the acquisition costs.

Carpet Replacement Policy.

     From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units to expense as incurred. Real estate operating expenses include costs to replace carpets of $370,796, $245,699 and $322,994 for 2003, 2002 and 2001 respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.

RESULTS OF OPERATIONS -- 2003

     Compared with the preceding year, rental and related income from the Trust's apartment operations decreased by 6.2% while apartment operating expenses, exclusive of depreciation, increased by 12.7%. Rental income from commercial properties decreased by 8.2% from the previous year level. The decline in income from the commercial properties was somewhat mitigated by a 7.5% decrease in related operating expenses. Both of the restaurant properties owned by the Trust remained under prior leases for all of 2003. The Miami Subs restaurant lease expired December 31, 2003. Management is negotiating a new lease with the lessee-operator of that property on terms comparable to the previous lease. The Fortune House restaurant lease will expire in November, 2004. The Trust is currently evaluating its options with respect to that property.

     The decrease in gross income from apartment properties resulted from the net effect of .5% higher average rental rates and a 6.6% decrease in overall occupancy rates. Apartment economic occupancy rates decreased from an average of 88.8% in 2002 to 82.9% in 2003. In mid-December, 2003 the aggregate physical occupancy rate for the Trust's apartment properties had improved to 89.1% from a low point of 84.1% in mid-July. At the end of 2002, the overall apartment occupancy was 88.3%. The downward trend in occupancy rates that commenced in the fourth quarter of 2000 is due primarily to a decline in employment opportunities in several Indiana communities, and relatively low mortgage loan interest rates that continue to make home ownership a viable alternative for residents of higher-rent apartments.

     The Board of Trustees and management have taken action to counter the recent disappointing operating results. During 2003, the Trust changed management firms for its apartment properties. The Board selected a management firm that it believes to have a highly qualified staff, a proactive management philosopy and particular strength in marketing. While the management change was costly in 2003, apartment occupancy has been steadily, albeit slowly, improving.

     Real estate operating expenses, including real estate taxes (excluding interest and depreciation) for the apartment properties increased 12.7% in 2003. Operating expenses amounted to 55.8% of gross possible income for 2003, up from 49.8% in 2002. Utility costs were up 21% due to higher rates and the cost of providing electricity and heat to vacant units. Carpet and tile replacement costs increased by 51% to provide rental incentive and to catch up from a lower than average expense level in the previous year. Maintenance and repairs increased by 23% from 2002. The 2003 amount represented 5% of gross pototential income, a level that management considers normal for the Trust's portfolio.

     Real estate tax accruals for amounts estimated to be payable in 2004 increased by $159,000, or 11.8% from comparable accruals in 2002 due to an Indiana statewide reassessment of real property.
The Trust, in its accruals in 2002, underestimated by
approximately $122,000 the amount of real estate tax payable in 2003. That underestimate was a charge against income in 2003 in addition to the amount accrued as an operating expense in 2003
for taxes payable in 2004.   On-site personnel costs, as a
percent of gross possible income, were up from 12.8% in 2002 to 13.0% in 2003, a 2.7% increase.

     Rental income from commercial properties in 2003 decreased by $52,600, or 8.2%, from the previous year, due to lower occupancy rates in 2003. Lower real estate tax expense accounted for a 7.5% decrease in operating expenses in 2003 compared with the previous year. Contrary to the significant increase in real estate taxes following reassessment of the apartment properties, each one of the commercial properties experienced lower assessed values and lower billings for taxes payable in 2003.

     Mortgage interest expense for 2003 decreased by $102,329 from
the amount reported for 2002.   Approximatly $59,200 of that
decrease is attributable to lower interest rates on three mortgage loans that were refinanced in July, 2002. The balance of the decrease is attributed primarily to a reduction in mortgage loan balances that resulted from scheduled monthly debt service. No mortgage loans were refinanced in 2003.

     Looking ahead, management plans to refinance two mortgage loans in 2004. In the second quarter, a loan on one of the controlled partnership-owned properties that had an unpaid balance of approximately $1.2 million at December 31, 2003, is scheduled to be replaced with a new long-term fixed rate loan with a lower interest rate. The lower interest rate expected on the new loan is projected to reduce interest expense in its first year by approximately $20,000. The second mortgage loan to be refinanced in 2004 relates to an existing loan that will mature in October, 2004 with a balance due at maturity of approximately $732,000. Management believes that amount is less than 30% of the value of the property and that various financing options may
be considered.   Refinance plans for that loan will be finalized
during the second quarter.

     The credit shown for state income taxes in 2003 represents the amount by which the Trust over-estimated its Indiana gross income tax liability as of December 31, 2002. The gross income tax was eliminated from the Indiana State income tax effective for years after 2002. The Trust had no income subject to state income tax in 2003.

     General and administrative expenses in 2003 decreased by $72,900 from the previous year primarily due to a reduction in amounts incurred for professional fees. In 2002 the Trust expensed approximately $46,000, primarily legal fees, related to the transfer of rental operations to Century Realty Properties, L.P. and $62,500 of real estate appraisal fees. Offsetting the absence of those expenses in 2003, approximately $40,000 of legal and accounting fees were incurred in 2003 related the change in property management firms, corporate governance matters occasioned by the Sarbanes-Oxley Act of 2002, and tax
issues related to the controlled partnerships.   General and
administrative expenses amounted to 5.3% of income from real estate operations in 2003, compared with 5.6% in 2002. Officer and employee compensation costs, including payroll taxes and benefits that are included in administrative expenses, amounted to $288,100 in 2003, up 2.9% from $279,900 in 2002.

RESULTS OF OPERATIONS -- 2002

     The Trust experienced a decrease of approximately 1.4% in income and a decrease of 2.5% in expenses, other than depreciation, related to its apartment operations in 2002 compared with the preceding year. The commercial properties experienced a 2.7% increase in gross income and a 4.5% decrease in operating expenses.

     Rental income from the restaurant property in Orlando, Florida amounted to $50,194 in 2002, up from $29,280 in 2002. That
Miami Subs franchised restaurant was closed during the first four months of 2001. Following the termination of a prior lease, the Trust re-leased the property in May, 2001 to a new
Miami Subs franchisee-operator. The new lease, which will expire December 31, 2003, contains terms and conditions similar to the prior lease.

     The decrease in gross income from apartment properties resulted from the combined effect of 1.2% higher average rental rates and a 2.6% decrease in overall occupancy rates. Apartment occupancy decreased from an average of 91.2% in 2001 to 88.8% in 2002. In mid-December, 2002 the aggregate occupancy for the Trust's apartment properties was 88.3%. At the end of 2001, the overall apartment occupancy was 90.6%. The lower occupancy rates in 2002 resulted from higher unemployment rates in several Indiana communities, and lower mortgage loan interest rates that made home ownership a viable alternative for residents of higher-rent apartments.

     Real estate operating expenses, including real estate taxes (excluding interest and depreciation) for the apartment properties decreased 2.5%. Operating expenses amounted to 49.8% of gross possible income for 2002, down from 51.7% in 2001. Approximately 67% of the decrease in operating expenses resulted from 17.4% lower painting and decorating expense and 20.2% lower carpet replacement costs. Such reductions reflect the impact of fewer move-ins and the availability of an ample number of rent-ready vacant units. Maintenance and repairs, including supplies and contracted services, decreased $69,508, or 6.5%, due lower occupancy rates and a relatively mild 2001-2002 winter. Significant expense increases in insurance premium costs, up $47,321, or 23.8% in 2002, and property taxes, up $21,260 nearly offset to reduction in maintenance and repairs. Property employee costs, as a percent of gross possible income, decreased from 12.9% in 2001 to 12.8% in 2002. While the Trust's insurance claims history is not unfavorable, management anticipates that other market forces will result in a substantial increase in premiums for coverage when the current policies expire on June 30, 2003.

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

     In July, 2002 three of the controlled partnerships refinanced mortgage loans to obtain lower interest rates. The total debt represented by the loans that were paid off amounted to $5,658,466. Those loans had maturity dates from January 1, 2027 to May 1, 2030, and provided for interest at rates from 8.5% to 8.875%. The total amount borrowed was $5,990,699, an increase of $332,233 in the aggregate indebtedness. The excess borrowings were used to pay the refinancing costs and to fund escrow accounts and replacement reserves. The new loans will mature from August 1, 2032 to August 1, 2037, and provide for interest at the rate of 6.625%.

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

     State income taxes decreased by approximately $64,000 in 2002 because income subject to the Indiana gross income decreased by approximately $5.4 million. In 2002 approximately $7.6 million of gross receipts from rental operations that would have been taxable if received by the Trust were received by Century Realty Properties, L.P., an entity not subject to the tax. In 2001, approximately $2.2 million of revenue from rental operations was received by Century Realty Properties, L.P. Between August 1, 2001 and January 1, 2002, ownership of all of the apartment properties, two of the three commercial properties and one of the two restaurant properties formerly owned by the Trust were transferred to Century RealtyProperties, L.P.

     General and administrative expenses in 2002, which included approximately $46,000 related to the transfer of rental operations to Century Realty Properties, L.P. and $62,500 of real estate appraisal fees, amounted to 5.6% of income from real estate operations in 2002, compared with 4.5% in 2001. Officer and employee compensation costs, which includes payroll taxes and benefits that are included in administrative expenses, amounted to $279,900 in 2002, up 6.6% from $262,500 in 2001.


CONTRACTUAL OBLIGATIONS

     The following schedule represents the Trust's obligations as of December 31, 2003 to make future payments under contracts, such as mortgage debt, lease agreements, and other long-term obligations:

                                            Payments Due by Period
                         _____________________________________________________________
                                     Within One   Two - Three   Four - Five   After 5
Contractual Obligations    Total         Year       Years         Years        Years
________________________ ____________ ____________ ___________ ___________ ___________
Mortgage notes payable    $33,437,032 $ 1,414,477  $13,474,294 $ 6,521,570 $12,026,691
Capital lease obligations          -           -            -           -           -
Operating leases (1)               -           -            -           -           -
Purchase obligations               -           -            -           -           -
Other long-term obligations:
   Tenants' deposits(2)       411,702          -            -           -      411,702
                         ____________ ____________ ___________ ___________ ___________
Total                     $33,848,734 $ 1,414,477  $13,474,294 $ 6,521,570 $12,438,393




(1) The Trust is a lessee of certain office equipment, such as copying machines and postage equipment, which represent insignificant obligations.

(2) The Trust holds security deposits by tenants of its rental properties. Individual deposits that are refunded, in whole or in part, when a tenant vacates, are replaced by similar deposits received from incoming tenants. Changes in the aggregate amount of deposits held during any given period are not material.

LIQUIDITY AND SOURCES OF CAPITAL

     At December 31, 2003, the Trust and its controlled partnerships had $1,550,000 in cash, including $221,000 in controlled partnership accounts, which management believes is sufficient to meet anticipated working capital requirements. In view of the declining productivity by the Trust's apartment portfolio during 2003, particularly the second half of the year, the Trust omitted its dividend payments and partnership distributions that would normally would have been paid in November, 2003 and February, 2004. The Trust intends to resume quarterly distributions when operating results permit.

     Other than cash that may be required for property improvements and replacements which amounts may exceed funds generated by operations, management is not aware of any significant transactions or events which will require material expenditures in 2003. Management is considering recommendations by the property managers to undertake significant exterior painting, paving and other buildings and grounds projects, however, the Trust has not made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 2003.

     Management expects to continue to operate the Trust as a real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. Since the Trust had an operating loss for 2003, the entire amount that was distributed to shareholders during 2003, which totaled $672,517, was designated as return of capital. During 2002, the Trust distributed $983,846, of which $132,664 was designated as return of capital. The aggregate surplus cash distributed to the minority interest partners by the controlled partnerships totaled $6,101 and $16,460 during 2003 and 2002, respectively.

     Due to differences in depreciation rates and carrying values of some properties, the net loss reported for 2003 was 15% more than the operating loss for income tax purposes. The reported net income for 2002, was 18% lower; and, for 2001, 5% lower, than income for income tax purposes.

IMPACT OF INFLATION

     Inflation, except for increases in real estate taxes payable in 2003 that resulted from the Indiana state-wide reassessment of real estate, has not had a significant impact on the Trust during 2003, 2002 and 2001.


ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust does not believe it is subject to market risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 7 through 15 of the annual shareholders report for the year ended December
31, 2003, are included as exhibits under Item 15.

Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2003 is as follows:

                                                Three Months Ended
                                ______________________________________________
                                   March 31   June 30 September 30 December 31
______________________________________________________________________________

Rental and other operating income  $3,022,467 $2,999,932 $3,015,300 $3,000,504
Income (loss) before minority
 interest in operating partnerships    40,703     (4,701) (268,489)  (398,106)
Net income (loss)                      51,576      8,006  (237,062)  (363,178)

Earnings (loss) per share:
Basic                              $     0.03 $     0.00 $   (0.13) $   (0.20)
Diluted                            $     0.03 $     0.00 $   (0.13) $   (0.20)


Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2002 is as follows:

                                                Three Months Ended
                                ______________________________________________
                                   March 31   June 30 September 30 December 31
______________________________________________________________________________
Rental and other operating income  $3,244,088 $3,238,846 $3,250,328 $3,110,739
Income (loss) before minority
 interest in operating partnerships   236,853    282,899   (118,221)   216,518
Net income (loss)                     233,760    288,529    (51,707)   218,657

Earnings (loss) per share:
Basic                              $     0.13 $     0.16 $    (0.03)$     0.12
Diluted                            $     0.13 $     0.16 $    (0.03)$     0.12


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or reported disagreements have occurred which are to be disclosed hereunder.


ITEM 9a. CONTROLS AND PROCEDURES

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relative to executive officers, members of the Board of Trustees and nominee(s) for election to the Board of Trustees, which is included on pages 4 and 5 of the proxy statement for the annual meeting of shareholders to be held May
5, 2004, is incorporated herein by reference. The proxy statement will be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2003.


ITEM 11. EXECUTIVE COMPENSATION

Information relative to management remuneration and transactions is included on page 8 of the proxy statement for the annual meeting of shareholders to be held May 5 2004, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information relative to security ownership of certain beneficial owners and management is included on pages 2 through 5 of the proxy statement for the annual meeting of shareholders to be held May 5, 2004, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or transactions, as defined under this item, nor are any contemplated, to be disclosed hereunder.


ITEM 14. ACCOUNTING FEES

Information relative to accountants fees is included on page 9 of the proxy statement for the annual meeting of shareholders to be held May 5, 2004, and is incorporated herein by reference.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

     (c) Exhibits

        (1) Consent of Independent Auditors

        (2) Code of Ethics for Senior Financial Officers:
              14.1 - Executed by President, Treasurer and CEO
              14.2 - Executed by Controller and CFO

        (3) Rule 13a-14(a)/15d-14(a) Certifications:
              31.1 - Certification by Principal Exective Officer
              31.2 - Certification by Principal financial and
                     accounting officer

        (4) Sec. 906, Sarbanes-Oxley Act, Certifications:
              32.1 - Certification of Chief Executive Officer
              32.2 - Certification of Chief finanacial officer and
                     principal accounting officer


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTURY REALTY TRUST


Date:  3/29/04                      By: S/ JOHN I. BRADSHAW, JR.
                                        President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  3/26/04                          S/ DAVID F. WHITE
                                        Controller


Date:  3/29/04                          S/ FRANCIS M. HAPAK
                                        Trustee, Chairman of the Board


Date:  3/29/04                          S/ JOHN W. ADAMS
                                        Trustee


Date:  3/29/04                          S/JOHN J. DILLON
                                        Trustee

Date:  3/29/04                          S/ MARVIN L. HACKMAN
                                        Trustee

Date:  3/29/04                          S/ JOHN A. WALLACE
                                        Trustee

Date:  3/29/04                          S/MURRAY R. WISE
                                        Trustee

Date:  3/29/04                          S/LARRY S. BOULET
                                        Trustee




ITEM 15(a)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                       STATEMENT SCHEDULES

The following consolidated financial statements of Century
Realty Trust and subsidiaries are included herein and in the annual report of the Registrant to its shareholders for the year ended December 31, 2003:

     Consolidated balance sheets - December 31, 2003 and 2002

     Consolidated statements of operations - Years ended December 31, 2003,
                                             2002 and 2001

     Consolidated statements of shareholders' equity - Years ended December 31,
                                                       2003, 2002 and 2001

     Consolidated statements of cash flows - Years ended December 31, 2003,
                                             2002 and 2001

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


ITEM 15(c) EXHIBITS

CONSENT OF INDEPENDENT AUDITORS

Board of Trustees
Century Realty Trust

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Century Realty Trust and subsidiaries of our report dated February 13, 2004, included in the 2003 Annual Report to Shareholders of Century Realty Trust and subsidiaries.

Our audits also included the financial statement schedule of Century Realty Trust and subsidiaries listed in Item 15(a). This schedule is the responsibility of the Trust's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 S/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 26, 2004


EXHIBIT 14.1

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

As President, Treasurer and CEO of Century Realty Trust ("the
Trust"), I will adhere to the following principles and responsibilities, as well as to the Trust's other legal and compliance policies and procedures relating to financial controls and reporting:

     l. Avoid actual or apparent conflicts of interest involving personal and professional relationships that would compromise independence;

     2. Prepare and maintain books, records, and accounts, which, in reasonable detail, accurately, timely, and fairly reflect the transactions and dispositions of assets of the Trust;

     3. Assure that the Trust's internal accounting policies, procedures, and controls, when followed, result in accurate, timely, and fairly recorded transactions of the Trust;

     4. Provide external auditors, other officials and constituents of the Trust information that is full, fair, accurate, complete, objective, timely and understandable;

     5. Will not fraudulently influence, coerce, manipulate, or mislead the external auditor of the Trust's financial statements for the purpose of rendering the Trust's financial statements misleading;

     6. Comply, as applicable, with rules and regulations of all U.S. governmental entities, as well as any other private and public regulatory agencies to which the Trust is subject;

     7. Act at all times with honesty and integrity, in good faith, responsibly, with due care, compentence and diligence, and without any misrepresentation of material facts;

     8. Act objectively, without allowing my independent judgment to be subordinated;

     9. Respect the confidentiality of Trust information, except when authorized or otherwise required to make any disclosure, and avoid the use of any Trust information for personal advantage;

     10. Share my knowledge and skills with others, including those personnel employed by the Trust's real estate management company, to improve the Trust's communications to its constituents;

     11. Promote ethical behavior among employees under my supervision at the Trust;

     12. Achieve responsible use of and control over all assets and resources of the Trust entrusted to me; and

     13. Provide prompt reporting of any known violations of this Code to a member of the Trust's Audit Committee.


                                        Employee: S/John I. Bradshaw, Jr.

                                        Date:     12/31/03

EXHIBIT 14.2

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

As Controller and CFO of Century Realty Trust ("the Trust"), I will adhere to the following principles and responsibilities, as well as to the Trust's other legal and compliance policies and procedures relating to financial controls and reporting:

     l. Avoid actual or apparent conflicts of interest involving personal and professional relationships that would compromise independence;

     2. Prepare and maintain books, records, and accounts, which, in reasonable detail, accurately, timely, and fairly reflect the transactions and dispositions of assets of the Trust;

     3. Assure that the Trust's internal accounting policies, procedures, and controls, when followed, result in accurate, timely, and fairly recorded transactions of the Trust;

     4. Provide external auditors, other officials and constituents of the Trust information that is full, fair, accurate, complete, objective, timely and understandable;

     5. Will not fraudulently influence, coerce, manipulate, or mislead the external auditor of the Trust's financial statements for the purpose of rendering the Trust's financial statements misleading;

     6. Comply, as applicable, with rules and regulations of all U.S. governmental entities, as well as any other private and public regulatory agencies to which the Trust is subject;

     7. Act at all times with honesty and integrity, in good faith, responsibly, with due care, compentence and diligence, and without any misrepresentation of material facts;

     8. Act objectively, without allowing my independent judgment to be subordinated;

     9. Respect the confidentiality of Trust information, except when authorized or otherwise required to make any disclosure, and avoid the use of any Trust information for personal advantage;

     10. Share my knowledge and skills with others, including those personnel employed by the Trust's real estate management company, to improve the Trust's communications to its constituents;

     11. Promote ethical behavior among employees under my supervision at the Trust;

     12. Achieve responsible use of and control over all assets and resources of the Trust entrusted to me; and

     13. Provide prompt reporting of any known violations of this Code to a member of the Trust's Audit Committee.



                                          Employee: S/David F. White

                                          Date:     12/31/03


EXHIBIT 31.1

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


Date: 3/26/04                                 /S/ John I. Bradshaw, Jr.
                                              Chief Executive Officer
                                              President and Treasurer

EXHIBIT 31.2

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



Date: 3/25/04                             S/ David F. White
                                          Controller (chief financial officer
                                          and principal accounting officer)



EXHIBIT 32.1

CERTIFICATION

In connection with the accompanying Annual Report of the Trust on Form 10-K for the period ending December 31, 2003, I, John I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of section 13(a)of the Securities Exchange Act of 1934; and

	2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


                                          S/ John I. Bradshaw, Jr.
                                          Chief Executive Officer, President
                                          and Treasurer




EXHIBIT 32.2

CERTIFICATION

In connection with the accompanying Annual Report of the Trust on Form 10-K for the period ending December 31, 2003, I, David
F. White, Controller of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



                                          S/ David F. White
                                          Controller (chief financial officer
                                          and principal accounting officer)



ITEM 15(a)1--Audited Financial Statements

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                        December 31
                                                 2003                2002
                                              ___________        ___________
Assets
Real estate investments:
  Land                                         $3,776,383         $3,776,383
  Buildings                                    53,264,913         53,328,753
  Equipment                                     1,040,448          1,159,609
  Allowances for depreciation                 (17,088,534)       (15,984,984)
                                              ___________        ___________
                                               40,993,210         42,279,761
  Net investment in direct financing leases        99,150            148,698
                                              ___________        ___________
                                               41,092,360         42,428,459
Cash and cash equivalents                       1,550,459          1,751,051
Restricted cash                                 1,742,053          1,592,035
Accounts and accrued interest receivable          396,072            321,571
Unamortized management contracts                  254,721            319,756
Unamortized mortgage costs                        298,279            341,875
Undeveloped land                                   99,675             99,675
Other assets                                      115,561            104,004
                                              ___________        ___________
                                              $45,549,180        $46,958,426
                                              ___________        ___________
                                              ___________        ___________
Liabilities and shareholders' equity
Liabilities:
  Short-term debt                             $         -        $         -
  Mortgage notes payable                       33,437,032         34,101,623
  Accounts payable and accrued liabilities        661,259            393,467
  Accrued Interest                                192,695            196,098
  Accrued State income and property taxes       1,596,217          1,454,716
  Tenants' security deposits and unearned rent    622,290            573,299
                                              ___________        ___________
                                               36,509,493         36,719,203

Minority interest in operating partnerships       396,135            569,021

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued - 1,790,297 shares including 8,507 in
    treasury in 2003, and 1,780,908 shares
    including 19,207 shares in treasury in 2002 9,548,835          9,472,832
  Overdistributed income other than from
    gain on the sale of real estate            (2,133,491)          (920,316)
  Undistributed net realized gain from the
    sale of real estate                         1,316,078          1,316,078
  Cost of treasury shares                         (87,870)          (198,392)
                                              ___________        ___________
                                                8,643,552          9,670,202
                                              ___________        ___________
                                              $45,549,180        $46,958,426
                                              ___________        ___________
                                              ___________        ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                Year ended December 31
                                           2003          2002          2001
                                        __________    __________    __________
Income:
Real estate operations:
  Rental Income                        $11,762,026   $12,509,402   $12,652,983
  Income from direct
   financing leases                         16,548        22,846        28,344
  Other income                             243,014       289,678       287,892
                                        __________    __________    __________
                                        12,021,588    12,821,926    12,969,219
  Less:
    Real estate operating expenses       6,224,848     5,518,359     5,722,545
    Depreciation                         1,749,036     1,804,582     1,810,144
    Real estate taxes                    1,656,589     1,368,105     1,361,841
                                        __________    __________    __________
                                         9,630,473     8,691,046     8,894,530
                                        __________    __________    __________
                                         2,391,115     4,130,880     4,074,689
Interest income                             16,615        22,075        47,446
                                        __________    __________    __________
                                         2,407,730     4,152,955     4,122,135
Expenses:
Interest                                 2,404,450     2,506,779     2,744,801
Mortgage loan extinguishment costs              -        293,484            -
State income taxes                          (4,933)       22,927        87,216
General and administrative expenses        638,806       711,716       584,177
                                        __________    __________    __________
                                         3,038,323     3,534,906     3,416,194
                                        __________    __________    __________
Income (loss) before minority interest
 in operating partnerships                (630,593)      618,049       705,941

Minority interest in operating
 partnerships                               89,935        71,190        42,651
                                        __________    __________    __________
Net income (loss)                        ($540,658)     $689,239      $748,592
                                        __________    __________    __________
                                        __________    __________    __________
Earnings (loss) per share:

  Basic earnings (loss) per share           ($0.30)        $0.39         $0.43

  Diluted earnings (loss) per share         ($0.30)        $0.39         $0.43


See accompanying notes.

Century Realty Trust and Subsidiaries
Consolidated Statements of Shareholders' Equity

                                                    Undistributed
                                                    (OverdistributUndistributed
                                                     Income Other           Net
                               Outstanding              Than From      Realized
                               Shares of  Shares of       Gain on     Gain from     Cost of
                               Benefical  Benefical       Sale of       Sale of    Treasury
                               Interest    Interest   Real Estate   Real Estate      Shares       Total
                              _________  __________    __________    __________  __________  __________
Balance at January 1, 2001    1,726,437   9,043,334      (104,950)    1,316,078    (170,091) 10,084,371
  Shares issued                  25,006     283,703           -             -             -     283,703
  Shares purchased
    for treasury                 (2,901)                                            (33,361)    (33,361)
  Stock options exercised           500          65           -             -         5,060       5,125
  Net income for 2001                  -          -       748,592           -             -     748,592
  Dividends ($.73 per share)           -          -    (1,269,351)          -             -  (1,269,351)
                              _________  __________    __________    __________  __________  __________
Balance at December 31, 2001  1,749,042   9,327,102      (625,709)    1,316,078    (198,392)  9,819,079
  Shares issued                  12,659     145,730           -             -             -     145,730
  Net income for 2002                  -          -       689,239           -             -     689,239
  Dividends ($.56 per share)           -          -      (983,846)          -             -    (983,846)
                              _________  __________    __________    __________  __________  __________
Balance at December 31, 2002  1,761,701   9,472,832      (920,316)    1,316,078    (198,392)  9,670,202
  Shares issued                   9,389      76,850           -             -             -      76,850
  Stock options exercised        10,700        (847)          -             -       110,522     109,675
  Net loss for 2003                    -          -      (540,658)          -             -    (540,658)
  Dividends ($.38 per share)           -          -      (672,517)          -             -    (672,517)
                              _________  __________    __________    __________  __________  __________
Balance at December 31, 2003  1,781,790  $9,548,835   ($2,133,491)   $1,316,078    ($87,870) $8,643,552
                              _________  __________    __________    __________  __________  __________
                              _________  __________    __________    __________  __________  __________

See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                        Year ended December 31
                                             2003        2002        2001
                                         __________  __________  __________
Operating Activities
Net income (loss)                         ($540,658)   $689,239    $748,592
Adjustments to reconcile net
 income (loss)to net cash provided by
 operating activities:
   Depreciation and amortization          1,796,467   1,854,553   1,865,684
   Write off unamortized costs of
    mortgage loans extinguished                  -      192,543          -
   Minority interest                        (89,935)    (71,190)    (42,651)
   Changes in operating assets
    and liabilities:
     Restricted cash                       (150,018)   (179,341)      8,295
     Accounts and accrued income
      receivable                            (74,501)   (110,611)    (77,863)
     Other assets                           (23,167)    (58,032)    (96,752)
     Accounts payable and accrued
      liabilities                           404,556     159,945     (90,918)
     Tenants' security deposits and
      unearned rent                          48,991       2,176      67,171
                                         __________  __________  __________
Net cash provided by operations           1,371,735   2,479,282   2,381,558

Investing Activities:
Purchase of property and improvements      (389,675)   (709,037)   (740,030)
Lease principal payments received            49,548      43,249      37,752
                                         __________  __________  __________
Net cash used in investing activities      (340,127)   (665,788)   (702,278)

Financing Activities:
Net short-term bank
 borrowings (repayments)                         -      (92,406) (2,907,594)
Net proceeds from mortgage
 notes payable                                   -    5,990,699   4,788,590
Mortgage loan balances refinanced                -   (5,658,466)         -
Principal payments on mortgage
 notes payable                             (664,591)   (620,565) (1,623,281)
Shares purchased for treasury                    -           -      (33,361)
Sale of treasury shares                     109,675          -        5,125
Distributions to minority interest           (6,101)    (16,460)    (20,427)
Dividends paid to shareholders             (671,183)   (981,544) (1,353,248)
                                         __________  __________  __________
Net cash used in
 financing activities                    (1,232,200) (1,378,742) (1,144,196)
                                         __________  __________  __________
Net increase (decrease) in cash
 and cash equivalents                      (200,592)    434,752     535,084
Cash and cash equivalents
 at beginning of year                     1,751,051   1,316,299     781,215
                                         __________  __________  __________
Cash and cash equivalents
 at end of year                          $1,550,459  $1,751,051  $1,316,299
                                         __________  __________  __________
                                         __________  __________  __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities
 were as follows:
   Issued 9,389, 12659 and 26,006
   shares of beneficial interest in
   2003, 2002 and 2001, respectively, in
   exchange for operating partnership
   units (See Note 3)                       $76,850    $145,730    $283,703


See accompanying notes.



Century Realty Trust
Notes to Consolidated Financial Statements
December 31, 2003

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

Restricted Cash:

Restricted cash includes security deposit savings accounts, property completion and replacement reserves, and real estate tax and insurance escrow accounts held by lenders.

Unamortized Management Contracts:

Unamortized management contracts represent the allocation of the purchase price related to the Porter Portfolio acquisition identifiable with obtaining management of those properties (See
Note 3). Amortization is computed by the straight-line method for a 10 year period which is the number of years the limited partners in the five controlled partnerships have to exchange their operating partnership units (O.P. units) into shares of beneficial interest of the Trust. The cumulative amortization was $395,629 and $330,594 at December 31, 2003 and 2002,
respectively.

Unamortized Mortgage Costs:

Unamortized mortgage costs represent costs incurred to acquire long-term financing. Amortization is computed by the straight-line method based on the terms of the loans which approximates the effective interest method. The cumulative amortization was $267,021 and $219,590 at December 31, 2003 and 2002, respectively.

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

The Trust's net investment in direct financing leases consists of:

                                            2003          2002
                                        ____________  __________

Minimum lease payments receivable           $60,587    $126,683
Estimated unguaranteed residual values       47,419      47,419
Unearned income                              (8,856)    (25,404)
                                        ____________  __________
Net investment                              $99,150    $148,698
                                        ____________  __________
                                        ____________  __________


At December 31, 2003 future minimum lease payments receivable from direct financing leases are $60,587 for 2004. Also, at December 31, 2003, future minimum annual lease payments due from noncancelable operating leases are $17,329 for 2004.

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

Such exchange rights were granted in December, 1999, effective January 1, 2000 and on the first day of each quarter thereafter, and will exist until November 27, 2007, at which time the Trust may, at its option, require the exchange of any remaining outstanding O.P. units. Through December 31, 2003, holders of 236,769 O.P. units have elected to exchange their units for shares of beneficial interest. The Trust repurchased 13,793 of those shares, for a total cost of $162,986 from residents of certain states with which the Trust elected not to register its shares. As a result of the exchanges, the Trust owned 82.5% of the limited partnership interests in the Porter Portfolio partnerships at December 31, 2003.

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

4.  Short-term Debt

The Trust maintains a line of credit that is renewed annually, and at December 31, 2003, the maximum borrowing limit was $3,000,000. As of December 31, 2003 the Trust had no borrowings under this line of credit. The line of credit agreement includes a covenant that requires the Trust to demonstrate a minimum level of operating income for the quarter preceding borrowing under the agreement. For the quarters ended September 30, 2003 and December 31, 2003, the Trust did not achieve the specified minimum operating results. Until this default is cured, the Trust will be unable to borrow against this line of credit.

5.  Mortgage Notes Payable

Mortgage notes applicable to properties wholly owned by the Trust and by Century Realty Properties, L.P. are payable in monthly installments, including interest at rates ranging from 3.91% to 9% per annum, and mature from October, 2004 to February 1, 2012. At December 31, 2003 and 2002, mortgage notes payable by the Trust amounted to $23,803,611 and $24,352,611, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2003 are: 2004, $1,290,060; 2005, $4,994,241; 2006, $5,798,597; 2007, $272,119;
2008, $6,034,630 and thereafter, $5,413,964.

Mortgage notes applicable to properties included in the Porter Portfolio controlled by the Trust are payable in monthly installments, including interest at rates ranging from 6.625% to 8.31% per annum, and mature from June 1, 2006 to August 1, 2037. At December 31, 2003 and 2002, mortgage notes payable by partnerships controlled by the Trust amounted to $9,633,421 and $9,749,012, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2003 are: 2004, $124,417; 2005, $133,927; 2006, $2,547,529;
2007, $103,687; 2008, $111,134 and thereafter $6,612,727.

Three of the five partnership mortgage loans totaling $5,658,000 were repaid on July 31, 2002 using the proceeds of three new fixed rate long-term mortgage loans approximately totaling $5,991,000. The new loans allowed the Partnerships to reduce their interest rate from approximately 8.75% to 6.625%. The loans mature beginning on July 31, 2032. In connection with the refinancing, the Partnerships wrote-off unamortized costs of $192,543 and incurred loan prepayment premiums of $100,941.

Cash paid for interest was $2,411,133, $2,451,779, and $2,781,807 for years ended December 31, 2003, 2002, and 2001, respectively.

At December 31, 2003, approximately $25,687,500 of the owned real estate investments, and $11,782,000 of controlled real estate investments, after allowances for depreciation, represent collateral for the mortgage notes payable.

6.  Shareholder Rights Plan

In 1989, the Board of Trustees adopted a Shareholder Rights Plan and distributed as a dividend one purchase right (a "Right") for each outstanding share of beneficial interest. At December 31, 2003 there were 1,781,790 Rights outstanding. Each Right entitles the holder to purchase from the Trust one share of beneficial interest at a price of $20 per share, subject to certain antidilution adjustments. The Rights are not exercisable or transferable apart from the shares until certain events occur relating to the acquisition of shares of the Trust as defined in the Plan. The Rights may be redeemed by the Board of Trustees at a redemption price of $.01 per Right until certain events relating to the acquisition of shares of the Trust as defined by the Plan occur.

The Rights will expire December 31, 2004, unless the date is extended or the Rights are exercised by the holder or redeemed by the Trust before that date. Until exercised, the holder of the Rights, as such, will have no rights as a shareholder of the Trust, including, without limitation, the right to vote as a shareholder or receive dividends.

7.  Stock Options

In May, 2000, the Board of Trustees granted to each of three newly elected Trustees, an option to purchase up to 5,000 shares of beneficial interest exercisable on or before May 2, 2003, at a price of $10.25 per share, the fair market value at the date of grant. Options for 10,700 shares were exercised before May 2, 2003. Market prices on the dates exercised ranged from $11.50 to $12.17 per share. Options for 4,300 shares expired unexercised.

No options were granted during 2003 and there were no unexercised options at December 31, 2003.

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

The carrying amounts and fair values of the Trust's financial instruments are as follows:



                                             December 31, 2003
                                    Carrying Amount         Fair Value
                                    ________________     _______________
Cash and cash equivalents            $  1,550,459          $ 1,550,000
Restricted cash                         1,742,053            1,742,000
Mortgage notes payable                 33,437,032           33,575,000

                                             December 31, 2002
                                    Carrying Amount         Fair Value
                                    ________________     _______________
Cash and cash equivalents            $ 1,751,051          $  1,751,000
Restricted cash                        1,592,035             1,592,000
Mortgage notes payable                34,101,623            35,000,000


9. Earnings Per Share

A reconciliation of the numerator and denominator of the
earnings per share computation is as follows:
                                        2003         2002        2001
                                     __________  ___________  __________
Numerator (net income/loss):
  Numerator for basic and diluted
   earnings (loss) per share         $ (540,658)  $  689,239  $  748,592
                                     __________  ___________  __________
                                     __________  ___________  __________
Denominator:
  Denominator for basic earnings (loss)
   per share-weighted average shares 1,774,987 1,757,079 1,739,882 Effect of dilutive securities:
     Stock options                            -        1,621       1,553
                                     __________  ___________  __________
Denominator for diluted earnings
  (loss)per share-adjusted weighted
  average shares and assumed
  conversions                         1,774,987    1,758,700   1,741,435
                                     __________  ___________  __________
                                     __________  ___________  __________
Basic earnings (loss) per share      $     (.30)  $      .39   $     .43
                                     __________  ___________  __________
                                     __________  ___________  __________

Diluted earnings (loss) per share    $     (.30)  $      .39   $     .43
                                     __________  ___________  __________
                                     __________  ___________  __________

Shareholder rights have not been included in the earnings (loss) per share calculation because they would be anti-dilutive at December 31, 2003, 2002 and 2001.

10. Subsequent Event.

Subsequent to December 31, 2003, Century Realty Trust reached an agreement to sell Park Plaza Apartments to an unrelated third party for approximately $3,150,000. This transaction is subject to customary closing conditions, due diligence and financing approval.



Report of Independent Auditors

Board of Trustees
Century Realty Trust

We have audited the accompanying consolidated balance sheets of Century Realty Trust and Subsidiaries (the "Trust") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Realty Trust and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                            ERNST & YOUNG LLP


February 13, 2004
Indianapolis, IN




                               SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             CENTURY REALTY TRUST
                                               December 31, 2003

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
                  Description                Encumbrances      Land       Improvements  Improvements    Costs
___________________________________________ _____________   ___________  _____________  _____________ _________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN        First mortg        $56,700       $852,500      $347,519      ---
  Park Forest (64), Marion, IN               First mortg         57,800        517,200       499,790      ---
  Fontenelle (176), Kokomo, IN                   None           128,000      1,622,000     1,388,904      ---
  Park Plaza I (88), Indianapolis, IN            None            37,655        693,295       393,473      ---
  Park Plaza II (96), Indianapolis, IN           None            47,345        871,705                    ---
  Driftwood Park (48), Indianapolis, IN      First mortg        117,000      1,168,308       231,610      ---
  Regency Royale (132), Mishawaka, IN        First mortg        125,000      3,638,499       206,479      ---
  Creek Bay (208), Indianapolis, IN          First mortg        340,940      7,101,480       168,801      ---
  Eagle Creek Park (188), Indianapolis, IN   First mortg        378,000      5,679,172       538,936      ---
  Fox Run (256), Indianapolis, IN            First mortg        398,000      6,446,469       427,226      ---
  Charter Oaks (192), Evansville, IN         First mortg        241,500      4,851,716       235,838      ---
  Barcelona (64), Kokomo, IN                 First mortg         59,200      1,350,384       115,854      ---
  Beech Grove (182), Jeffersonville, IN      First mortg        469,000      3,612,360       237,819      ---
  Hampton Court (92), Indianapolis, IN       First mortg        225,600      1,481,900        80,292      ---
  Sheffield Square (152), New Albany, IN     First mortg        227,000      4,020,424       198,636      ---
  West Wind Terrace (96), Indianapolis, IN   First mortg        136,700      1,610,241       100,363      ---
Commercial (square feet):                                                                                 ---
  Office/Warehouse (38,000), Carmel, IN      First mortg         54,000        446,075       179,932      ---
  Office (17,000), Indianapolis, IN              None            71,500        457,818        78,249      ---
  Office (34,000), Indianapolis, IN              None           348,725      1,184,344       182,021      ---
Net leased restaurants (square feet):                                                                     ---
  Miami Subs (3,500), Longwood, FL               None           113,479         54,026          ---       ---
  Fortune House (5,000), Indianapolis, IN        None           136,494           ---           ---       ---
                                                             __________    ___________    __________  _________
                                                              3,769,638     47,659,916     5,611,742      ---
Equipment--various locations                     None              ---         492,266       548,182      ---
                                                             __________    ___________    __________  _________
                                            TOTAL REAL ESTA  $3,769,638    $48,152,182    $6,159,924      ---
                                                             __________    ___________    __________  _________
                                                             __________    ___________    __________  _________

Undeveloped land - various locations             None           $99,675  $              $                 ---
                                                             __________    ___________    __________  _________
                                                             __________    ___________    __________  _________


(A) The aggregate carrying value for tax purposes is $36,306,947
(B) The aggregate carrying value for tax purposes is $72,522




                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           CENTURY REALTY TRUST
                                                             December 31, 2003

                                                   Col. E                          Col. F      Col. G      Col. H       Col.I
                                              Gross Amount at Which
                                            Carried at Close of Period                                             Life on Which
                                            ____________________________                                          Depreciation in
                                                      Buildings                                                     Latest Income
                                                        and                    Accumulated      Date of      Date    Statements
                  Description                  Land  Improvements   Total     Depreciation   Construction  Acquired  Is Computed
___________________________________________ ________ ____________ __________  _____________  ___________  _________  ___________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN        $63,445  $1,193,274   1,256,719     $1,053,237      1,965       01/73      31 years
  Park Forest (64), Marion, IN                57,800   1,016,990   1,074,790        853,276      1,962       01/73      31 years
  Fontenelle (176), Kokomo, IN               128,000   3,010,904   3,138,904      2,506,639      1,966       01/73      29 years
  Park Plaza I (88), Indianapolis, IN         37,655   1,086,768   1,124,423        803,940      1,965       01/73      33 years
  Park Plaza II (96), Indianapolis, IN        47,345     871,705     919,050        810,685      1,967       01/73      33 years
  Driftwood Park (48), Indianapolis, IN      117,000   1,399,918   1,516,918        686,842      1,963       09/89      28 years
  Regency Royale (132), Mishawaka, IN        125,000   3,844,978   3,969,978      1,044,322      1,983       06/93      40 years
  Creek Bay (208), Indianapolis, IN          340,940   7,270,281   7,611,221      1,843,376      1,992       12/93      40 years
  Eagle Creek Park (188), Indianapolis, IN   378,000   6,218,108   6,596,108      1,613,462      1,974       03/94      40 years
  Fox Run (256), Indianapolis, IN            398,000   6,873,695   7,271,695      1,563,357      1,974       03/95      40 years
  Charter Oaks (192), Evansville, IN         241,500   5,087,554   5,329,054        842,681      1,984       06/97      40 years
  Barcelona (64), Kokomo, IN                  59,200   1,466,238   1,525,438        238,335      1,971       11/97      33 years
  Beech Grove (182), Jeffersonville, IN      469,000   3,850,179   4,319,179        599,555      1,973       11/97      33 years
  Hampton Court (92), Indianapolis, IN       225,600   1,562,192   1,787,792        244,086      1,980       11/97      33 years
  Sheffield Square (152), New Albany, IN     227,000   4,219,060   4,446,060        655,021      1,974       11/97      33 years
  West Wind Terrace (96), Indianapolis, IN   136,700   1,710,604   1,847,304        268,767      1,967       11/97      33 years
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN       54,000     626,007     680,007        440,197      1,972       10/77      33 years
  Office (17,000), Indianapolis, IN           71,500     536,067     607,567        270,883      1,966       07/86      33 years
  Office (34,000), Indianapolis, IN          348,725   1,366,365   1,715,090        239,795      1,975       05/97      40 years
Net leased restaurants (square feet):
  Miami Subs (3,500), Longwood, FL           113,479      54,026     167,505         29,486      1,978       01/79         N/A
  Fortune House (5,000), Indianapolis, IN    136,494        ---      136,494           ---       1,979       11/79         N/A
                                          __________ ___________ ___________  _____________
                                           3,776,383  53,264,913  57,041,296     16,607,942
Equipment--various locations                Various   3-15 years
                                          __________ ___________ ___________  _____________
                                          $3,776,383 $54,305,361 $58,081,744(A) $17,088,534 (A)
                                          __________ ___________ ___________  _____________
                                          __________ ___________ ___________  _____________

Undeveloped land - various locations          01/73        N/A
                                          __________ ___________ ___________  _____________
                                          __________ ___________ ___________  _____________


(A) The aggregate carrying value for tax purposes is $36,306,947
(B) The aggregate carrying value for tax purposes is $72,522



                                  SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                 CENTURY REALTY TRUST
                                                                   December 31, 2003

                                                               Total Land,
                                                 Buildings      Buildings
                                                    and            and                     Accumulated   Undeveloped
                                     Land       Improvements  Improvements    Equipment    Depreciation     Land
                                   __________   ____________  ____________    __________    ___________  ___________

Balance January 1, 2001            $3,776,383    $52,231,244   $56,007,627    $1,301,796    $13,011,130     $99,675
   Additions:
      Improvements                       ---         627,448       627,448       112,582           ---         ---
      Depreciation                       ---            ---           ---           ---       1,736,259        ---
   Deductions:
      Fully amortized costs              ---          66,606        66,606        56,992        123,598        ---
                                   __________    ___________   ___________    __________    ___________    ________
Balance December 31, 2001           3,776,383     52,792,086    56,568,469     1,357,386     14,623,791      99,675
   Additions:
      Improvements                       ---         610,912       610,912        98,125           ---         ---
      Depreciation                       ---            ---           ---           ---       1,731,340        ---
   Deductions:
      Fully amortized costs              ---          74,245        74,245       295,902        370,147        ---
                                   __________    ___________   ___________    __________    ___________    ________
Balance December 31, 2002           3,776,383     53,328,753    57,105,136     1,159,609     15,984,984      99,675
   Additions:
      Improvements                       ---         245,840       245,840       143,835           ---         ---
      Depreciation                       ---            ---           ---           ---       1,676,226        ---
   Deductions:
      Fully amortized costs              ---         309,680       309,680       262,996        572,676        ---
                                   __________    ___________   ___________    __________    ___________    ________
Balance December 31, 2003          $3,776,383    $53,264,913   $57,041,296    $1,040,448    $17,088,534     $99,675
                                   __________    ___________   ___________    __________    ___________    ________
                                   __________    ___________   ___________    __________    ___________    ________

