Form 10-Q
period 2004-03-31
CENTURY REALTY TRUST
filed 2004-05-17
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  D.C. 20549

                                     FORM 10Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004           Commission File Number 0-7716



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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES
NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



    Shares of Beneficial Interest, no par value                    1,786,550



Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                    March            December
                                                   31, 2004          31, 2003
                                                 ___________       ___________
                                                  Unaudited         See Note 1
Assets
Real estate investments:
  Land                                            $3,674,523        $3,691,383
  Buildings                                       51,320,050        51,306,440
  Equipment                                          984,882           962,151
  Allowances for depreciation                    (15,831,732)      (15,439,085)
                                                 ___________       ___________
                                                  40,147,723        40,520,889
  Net investment in direct financing leases           85,042            99,150
                                                 ___________       ___________
                                                  40,232,765        40,620,039
Real estate held for sale, net of
 allowances for depreciation of $1,680,259
 and $1,649,489                                      447,899           472,321
Cash and cash equivalents                          1,551,907         1,550,459
Restricted cash                                    2,109,315         1,742,053
Accounts and accrued income receivable               432,956           392,252
Unamortized management contracts                     238,462           254,721
Unamortized mortgage costs                           292,801           298,279
Undeveloped land                                      99,675            99,675
Other assets                                         115,160           115,561
Real estate held for disposition, other assets        10,057             3,820
                                                 ___________       ___________
                                                 $45,530,997       $45,549,180
                                                 ___________       ___________
                                                 ___________       ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                         $33,263,996       $33,437,032
  Accounts payable and accrued liabilities           472,340           628,657
  Interest                                           190,507           192,695
  State income and property taxes                  1,871,727         1,505,917
  Tenants' security deposits and unearned rent       590,538           597,638
  Real estate held for disposition, liabilities      174,069           147,554
                                                 ___________       ___________
                                                  36,563,177        36,509,493

Minority interest in operating partnerships          356,104           396,135

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,793,191 shares (1,790,297 shares
    at December 31, 2003), including 8,507
    shares in treasury                             9,576,305         9,548,835
  Overdistributed income other
   than from gain on the sale of real estate      (2,192,797)       (2,133,491)
  Undistributed net realized gain from the
   sale of real estate                             1,316,078         1,316,078
  Cost of treasury shares                            (87,870)          (87,870)
                                                 ___________       ___________
                                                   8,611,716         8,643,552
                                                 ___________       ___________
                                                 $45,530,997       $45,549,180
                                                 ___________       ___________
                                                 ___________       ___________
See accompanying notes.
Century Realty Trust and Subsidiaries
Consolidated Statements of Operations
Unaudited
                                                           Three Months
                                                           Ended March 31
                                                         2004          2003
                                                      __________    __________
Income:
Real estate operations:
  Rental Income                                       $2,876,009    $2,768,825
  Income from direct financing leases                      2,415         4,137
  Other income                                            54,974        57,424
                                                      __________    __________
                                                       2,933,398     2,830,386
  Less:
    Real estate operating expenses                     1,437,080     1,307,018
    Depreciation                                         410,857       418,919
    Real estate taxes                                    384,405       342,610
                                                      __________    __________
                                                       2,232,342     2,068,547
                                                      __________    __________
                                                         701,056       761,839
Interest income                                            2,196         3,962
                                                      __________    __________
                                                         703,252       765,801
Expenses:
Interest                                                 591,819       595,307
General and administrative                               172,710       158,732
                                                      __________    __________
                                                         764,529       754,039
                                                      __________    __________
Income (loss) before minority interest
 and discontinued operations                             (61,277)       11,762

Minority interest in operating
 partnerships                                             12,608        10,873
                                                      __________    __________
Income (loss) before discontinued operations             (48,669)       22,635

Income (loss) from discontinued operations               (10,637)       28,941
                                                      __________    __________
Net income (loss)                                       ($59,306)       51,576
                                                      __________    __________
                                                      __________    __________
Earnings (loss) per share:

  Basic                                                   ($0.03)        $0.03

  Diluted                                                 ($0.03)        $0.03


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited
                                                     Three Months
                                                     Ended March 31
                                                   2004           2003
                                               __________     __________
Operating Activities:
Net income (loss)                                ($59,306)       $51,576
Adjustments to reconcile net
 income (loss) to cash provided by
 operating activities:
   Depreciation and amortization                  453,523        451,221
   Minority interest                              (12,608)       (10,873)
   Changes in operating assets
    and liabilities:
     Restricted cash                             (367,262)      (307,769)
     Accounts and accrued income receivable       (46,941)        75,886
     Other assets                                  (7,928)       (59,634)
     Accounts payable and accrued liabilities     218,909        248,964
     Tenants' security deposits and
      unearned rent                                 7,811         (9,177)
                                               __________     __________
Net cash provided by operations                   186,198        440,194

Investing Activities:
Purchase of property and improvements             (42,729)       (84,272)
Proceeds of eminent domain action                  16,860             -
Lease principal payments received                  14,108         12,387
                                               __________     __________
Net cash used in investing activities             (11,761)       (71,885)

Financing Activities:
Principal payments on mortgage notes payable     (173,036)      (159,815)
Treasury shares sold                                   -          51,250
Dividends paid to shareholders                         -        (246,034)
Distributions to minority interest                     47         (4,771)
                                               __________     __________
Net cash used in financing activities            (172,989)      (359,370)
                                               __________     __________
Net increase in cash and cash equivalents           1,448          8,939
Balance at beginning of period                  1,550,459      1,751,051
                                               __________     __________
Balance at end of period                       $1,551,907     $1,759,990
                                               __________     __________
                                               __________     __________
Supplemental Data:
Noncash activities related to
 investing and financing activities were
 as follows:
   Issued 2,894 shares in 2004 and 1,197
     shares in 2003 in exchange for like
      numbers of operating partnership units
     of controlled partnerships                   $27,470        $13,125
                                               __________     __________
                                               __________     __________

See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
March 31, 2004
Unaudited

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The balance sheet at December 31, 2003 was derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - INTEREST IN OPERATING PARTNERSHIPS

     The Trust, through its wholly-owned subsidiary, CR Management, Inc., is the general partner in five limited partnerships each of which owns, as its principal asset, a single apartment property. CR Management, Inc. owns 2,972 partnership units. Effective January 1, 2000, the Trust granted to each of the beneficial owners of the remaining 286,908 partnership units the right to exchange their units for an equal number of shares of the Trust. Exchanges are exercised effective on the first day of each calendar quarter. At December 31, 2003 the Trust owned, in the aggregate 236,769, or 82.5%, of the limited partnership interests.

     During the three months ended March 31, 2004, the Trust issued 2,894 shares of beneficial interest in exchange for partnership units. As of April 1, 2004, holders of 1,866 units elected to exchange units for shares. Including the exchanges exercised
April 1, 2004, the Trust owns 241,529, or 84.2%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.

NOTE 3 - MORTGAGE NOTES PAYABLE

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $179,500, including interest at rates ranging from 3.8% to 9% per annum, and which mature from October 3, 2004 to February 1, 2012. Scheduled payments during the three month period ended March 31, 2004 decreased mortgage loan balances, in the aggregate, by $142,770.

     The five apartment properties owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $70,000. The loans have interest rates ranging from 6.625% to 8.31%, and mature from June 1, 2006 to July 31, 2037. Scheduled payments during the three months ended March 31, 2004 decreased mortgage loan balances, in the aggregate, by $30,266.

NOTE 4 - INCOME FROM DISCONTINUED OPERATIONS

     In January, 2004 the Trust reached an agreement to sell the Park Plaza apartments, a 176-unit apartment community in Indianapolis to an unrelated third party for $3,150,000. The purchaser completed due diligence, satisfied all other conditions within the period specified and the sale was consumated in April. With respect to that transaction, these financial statements are presented in accordance with FASB Statement No. 144, which the Trust adopted as of January 1, 2002, its effective date. FAS 144 requires, among other things, that real estate investments that are under contract for sale be classified on the balance sheets as assets held for disposition, and that the results of operations for those assets be separately classified in the statements of operations as discontinued operations.

     Following is a summary of the income (loss) from the operation of Park Plaza apartments for the three months ended March 31, 2004 and 2003:

                                               2004        2003
                                             ________   ________

            Rental income                    $169,158   $177,622
            Other income                        9,174     10,497
                                             ________   ________
                                              178,332    188,119

            Rental operating expenses         134,684    116,293
            Depreciation                       30,810     20,445
            Real estate taxes                  23,475     22,440
                                             ________   ________
                                              188,969    159,178
                                             ________   ________
            Income (loss) from
            discontinued operations         ($ 10,637)  $ 28,941
                                             ________   ________
                                             ________   ________


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

NOTE 6 - SUBSEQUENT EVENT

     A shareholder proposal recommending that the Board of Trustees undertake a plan to sell all of the Trust's assests and liquidate the Trust was supported by 50.4% of the votes cast by shareholders at the annual shareholder meeting on May 5, 2004. The Board of Trustees will will consider that recommendation, along with other strategic options, in its efforts to maximize shareholder value.


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

     At March 31, 2004 and 2003, and throughout the quarters then ended, the Trust owned or controlled fifteen apartment communities containing 2,136 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fifteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has a majority financial interest and over which it has exclusive control. A detailed listing of the investment properties is contained on Page 2 of the Trust's 2003 annual report.
At March 31, 2004 and 2003 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%).
Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     One of the apartment properties, the 176-unit Park Plaza apartments, was sold in April, 2004. In accord with the provisions of FASB Statement No. 144, the net investment in Park Plaza is presented on the balance sheets as real estate held for sale. The results of its operations for the quarters ended March 31, 2004 and 2003 are summarized and shown as income or loss from discontinued operations. The transaction is described in Note 5 to the financial statements contained in this report. Included in that note is a schedule of income and expenses for the property held for disposition for the quarters presented. Comparative information related to income and expenses contained in this discussion applies to continuing operations only, unless otherwise indicated.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio, other than the apartment property sold in April, will be unchanged during the second quarter of 2004. Average apartment occupancy rates in recent months have gradually increased, and rental discounts offered to new tenants at certain locations have gradually decreased. Those revenue gains, however, have been offset by higher operating expenses. Consequently, management does not expect net operating income from apartment operations to increase appreciably until after the second quarter of 2004. Increases in real estate taxes and premium costs for casualty and worker compensation insurance in 2004 may further reduce earnings during the balance of the year.


Critical Accounting Policies

     Amortization of Management Contracts.  In November, 1997, the
Trust paid $650,350 for the general partner interest and absolute management control over five partnerships, each of which owns one apartment property as its principal asset. The accounts of the partnerships are included in the consolidated financial statements of the Trust. The Trust granted to the limited partners in those partnerships options to exchange their interests for shares of beneficial interest of the Trust. Those options will expire in November 2007 at which time the Trust will have the option to issue shares in exchange for any outstanding limited partnership interests. The Trust elected in 1997 to amortize, on a straight line basis, its cost to acquire its position over the ten-year option period that it granted to the limited partners; consequently, depreciation expense each quarter includes $16,260 of acquisition cost amortization. The cumulative amortization was $411,889 and $395,629 at March 31, 2004 and December 31, 2003, respectively.

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $76,816 ,and $58,209 in the quarters ended March 31, 2004 and 2003, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the expense for replacements is not materially greater than would be the charges for depreciation had the carpets been capitalized when purchased.


RESULTS OF OPERATIONS

     For the quarter ended March 31, 2004, the Trust reported an increase of 3.6% in rental and other operating income from continuing real estate operations from the comparable period of 2003. Rental income from apartment operations increased by 3.8% from the first quarter of the prior year as a result of higher occupancy rates and higher average rental rates. Economic apartment occupancy for the first quarter of 2004 was 84.5%, up from 83.7% during the prior year quarter.

     Rental properties other than apartments accounted for 5% of income from rental operations in the first quarter of 2004. Income from non-apartment properties increased $4,900, or 3.4%, due to higher occupancy rates. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, averaged 86% and 84% during the quarters of 2004 and 2003, respectively.

     Operating expenses of continuing operations, excluding interest and depreciation, for all of the apartment properties amounted to 54.2% of gross possible income for the first quarter of 2004, up from 50.4% for the prior year period, and amounted to an increase of $171,600, or 10.7%, in total operating expenses.
Site personnel costs, up 22.9%, carpet replacement, up 39.3%, and property taxes, up 14.2%, accounted for most of the increase in total operating expenses in the first quarter comparison.

     The increase in site personnel costs accounted for approximately one half of the increase in operating expenses. During the second and third quarters of 2003, the trust changed management contractors for most of its apartment properties. Under the current contracts, the new manager provides site personnel and the Trust reimburses the management contractor for its costs. Personnel costs include salaries, bonuses, payroll taxes, group health and workers compensation insurance. Carpet replacement costs increased because of an increase in the number of apartment move-ins. Real estate taxes increased following a statewide reassessment that was effective for payments in 2003.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for each quarter should represent one-fourth of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the preceding year with allowances for anticipated rate increases comparable with past experience. Historically, real estate taxes on the Trust's properties have increased about 4% each year. Following reassessment for taxes payable in 2003, the overall tax increases were approximately
15%. The reassessment results and applicable tax rates were not known during the first quarter of 2003.

     Interest expense, nearly all of which is applicable to thirteen mortgage loans outstanding during the quarters ended March 31, 2004 and 2003, decreased by $3,500 from routine amortization of balances contained in scheduled monthly payments to the mortgage holder. Ten of the thirteen loans have fixed interest rates and fixed monthly payments.

     Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less. Two of the loans, with unpaid balances that totaled $1.28 million at March 31, 2004, provide for interest rates to be reset in February each year. The current interest rates applicable to those loans is 4.25%, up from 4.12% that was in effect for one year from February 1, 2003. The third adjustable rate loan, with a current interest rate of 3.91%, had an unpaid balance at March 31, 2004 of $4.67 million. The next interest rate reset date for that loan is October 1, 2004.


FINANCIAL CONDITION AND LIQUIDITY

     The Trust has no obligations other than for the ordinary and necessary operation and maintenance of its investment properties, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2004, except for some siding replacement and complete exterior painting of the Eagle Creek apartments, and paving, curbing and sidewalk improvements at several properties. If all projects that have been recommended by the property management contractor are undertaken in 2004, the total cost would exceed the cash anticipated to be provided in 2004 by the investment properties. While the recommended projects are considered by management to be warranted, certain of them may be deferred without negative impact on the physical integrity or productivity of the assets.

     Management believes that conditions related primarily to major repairs, apartment occupancy and corporate governance exist that make it likely that a net loss will be realized for the second quarter of 2004 comparable to the loss realized for the first quarter of 2004 and substantially lower than the net income reported for the comparable periods of 2003.

     Apartment physical occupancy rates, since the beginning of 2004, have increased from 90% to a rate of just above 92% in late April. However, due to collection losses and rental incentives, including rent discounts and as much as one month of free rent on new leases, economic occupancy averaged 84.5% for the first quarter. Economic conditions, namely low mortgage interest rates and high unemployment rates, that are unfavorable to apartment operations in the Trust's market areas continue to push up expenses to attract and retain residents. Until those market conditions improve, management is not optimistic that the Trust can significantly improve its operating results. In addition to the difficult apartment operating environment, management expects that administrative costs related to Sarbanes-Oxley mandates will increase in the third and fourth quarters. While those costs cannot be estimated at this time, the impact on operations of the Trust during the last half of this year may be significant.

     The net proceeds of approximately $3 million from the sale of the Park Plaza apartment community in April, 2004 are held in escrow by a qualified intermediary. Recognition of the realized gain, for income tax purposes, on that sale of approximately
$2.6 million, has been temporarily deferred. Management intends to use its best efforts to acquire replacement property later in 2004. If the Trust is successful in structuring a replacement acquisition in accordance with the provisions of Sec. 1031 of the Internal Revenue Code, the gain on the sale of Park Plaza will not be recognized, but will be used to reduce, for income tax purposes, the carrying value of the replacement property acquired.

     At March 31, 2004, the Trust held cash and cash equivalents of approximately $1,277,000 in its own accounts and $275,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.


INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2003 and 2002.


PART II

     Item 4(a). At the Trust's annual shareholder meeting held on May 5, 2004, two proposals were submitted to a vote. Proposal No. 1 related to the election of three trustees. Proposal No. 2 was a shareholder proposal recommending that the Board of Trustees immediately undertake a plan to sell all of the Company's assets and liquidate the Company.

          (b) The following incumbent trustees were re-elected for the terms indicated:

               Larry S. Boulet - for a term of one year;
               John J. Dillon - for a term of three years; and, Murray R. Wise - for a term of three years.

               Members of the Board of Trustees whose terms have not expired are as follows:

               Terms expire in 2005        Terms expire in 2006
               ____________________        ____________________
               Francis M. Hapak            John W. Adams
               John A. Wallace             John I. Bradshaw, Jr.
                                           Marvin L. Hackman

          (c) Proposal No. 1 - Election of Trustees - tabulation of votes cast:

               Larry S. Boulet     For: 1,363,433   Withheld:  53,471
               John J. Dillon      For: 1,292,193   Withheld: 124,711
               Murray R. Wise      For: 1,385,168   Withheld:  31,736

               Proposal No. 2 - Shareholder Proposal - tabulation of votes cast:
                    For:                 717,324
                    Against:             342,873
                    Abstain:              42,282
                    Broker non-votes:    320,072

     Item 6(b). No events occurred during the three months ended March 31, 2004, which would have necessitated the filing of a report on Form 8K.

          (c)  Exhibits:

               Rule 13a-14(a)/15d-14(a) Certifications:
                     31.1 - Certification by Principal Executive Officer
                     31.2 - Certification by Principal financial and counting
                            officer
               Sec. 906, Sarbanes-Oxley Act, Certifications:
                     32.1 - Certification by Chief Executive Officer
                     32.2 - Certification by Chief financial and accounting
                            officer


                                 CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of March 31, 2004, adequate and effective disclosure control.

     Changes in internal controls. During the quarter ended March 31, 2004, there was no change in the Trust's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


                               MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust and subsidiaries at March 31, 2004, and December 31, 2003, and the results of their operations and their cash flow for the three months ended March 31, 2004, and March 31, 2003, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2003 annual report.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CENTURY REALTY TRUST

Date:  May 13, 2004                          /S/ John I. Bradshaw, Jr.
                                             President and Treasurer


Date:  May 13, 2004                          /S/ David F. White
                                             Controller



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


Date:  May 13, 2004                           /S/ John I. Bradshaw, Jr.
                                              President
                                              (Principal Executive Officer)





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


Date:  May 13, 2004                           /S/ David F. White
                                              Controller
                                              (Principal financial officer and
                                              principal accounting officer)




                                 EXHIBIT 32.1

                                 CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2004, I,
John I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                           /S/ John I. Bradshaw, Jr.
                                           Chief Executive Officer, President
                                           and Treasurer



                                   EXHIBIT 32.2

                                  CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2004, I,
David F. White, Controller of the Trust, certify, pursuant to 18
U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.




                                           /S/ David F. White
                                           Controller (chief financial officer
                                           and principal accounting officer)