Form 10-Q
period 2004-06-30
CENTURY REALTY TRUST
filed 2004-08-16
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C. 20549

                                  FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004        Commission File Number 0-7716



                           CENTURY REALTY TRUST
          (Exact name of Registrant as specified in its charter)


              INDIANA                                      35-1284316
(State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                    Identification No.)



  823 Chamber of Commerce Building	                      46204
     Indianapolis, Indiana                                  (ZipCode)
(Address of principal executive offices)


Registrant's telephone number, including area code	   (317)632-5467


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO __.


Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act). YES     NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Shares of Beneficial Interest, no par value          1,787,402 shares



Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                    June             December
                                                  30, 2004           31, 2003
                                                 ___________       ___________
                                                  Unaudited        See Note 1
Assets
Real estate investments:
  Land                                            $3,674,523        $3,691,383
  Buildings                                       51,383,234        51,306,440
  Equipment                                        1,016,471           962,151
  Allowances for depreciation                    (16,224,363)      (15,439,085)
                                                 ___________       ___________
                                                  39,849,865        40,520,889
  Net investment in direct financing leases           70,933            99,150
                                                 ___________       ___________
                                                  39,920,798        40,620,039
Real estate held for sale, net of
 allowances for depreciation of $1,649,489            -                472,321
Cash and cash equivalents                          1,501,766         1,550,459
Restricted cash                                    2,116,558         1,742,053
Funds in escrow for completion
 tax free exchange                                 2,972,726             -
Accounts and accrued income receivable               465,849           392,252
Unamortized management contracts                     222,203           254,721
Unamortized mortgage costs                           259,770           298,279
Undeveloped land                                      99,675            99,675
Other assets                                          46,538           115,561
Real estate held for sale, other assets                 -                3,820
                                                 ___________       ___________
                                                 $47,605,883       $45,549,180
                                                 ___________       ___________
                                                 ___________       ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                         $33,184,073       $33,437,032
  Accounts payable and accrued liabilities           561,006           628,657
  Interest                                           185,709           192,695
  Property taxes                                   1,667,614         1,505,917
  Tenants' security deposits and unearned income     505,833           597,638
  Real estate held for sale, liabilities               -               147,554
                                                 ___________       ___________
                                                  36,104,235        36,509,493

Minority interest in operating partnerships          318,532           396,135

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,795,057 shares (1,790,297 shares
    at December 31, 2003), including 8,507
    shares in treasury                             9,592,179         9,548,835
  Overdistributed income other
   than from gain on the sale of real estate      (2,326,870)       (2,133,491)
  Undistributed net realized gain from the
   sales of real estate                            4,005,677         1,316,078
  Cost of treasury shares                            (87,870)          (87,870)
                                                 ___________       ___________
                                                  11,183,116         8,643,552
                                                 ___________       ___________
                                                 $47,605,883       $45,549,180
                                                 ___________       ___________
                                                 ___________       ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Operations

                                 Three Months                   Six Months
                                 Ended June 30                 Ended June 30
                             _______________________   ________________________
                                2004         2003          2004        2003
                             ___________  __________   ___________   __________
Income:
Real estate operations:
  Rental Income               $2,871,608  $2,765,580    $5,747,617   $5,534,405
  Income from direct
    financing leases               2,415       4,137          4,830       8,274
  Other income                    68,913      48,914        123,887     106,338
                             ___________  __________   ___________   __________
                               2,942,936   2,818,631      5,876,334   5,649,017
  Less:
    Operating expenses         1,444,940   1,281,925      2,882,020   2,588,943
    Depreciation                 411,075     418,918        821,932     837,837
    Real estate taxes            385,115     379,742        769,520     722,352
                             ___________  __________   ___________   __________
                               2,241,130   2,080,585      4,473,472   4,149,132
                             ___________  __________   ___________   __________
                                 701,806     738,046      1,402,862   1,499,885
Interest                           2,381       3,320          4,577       7,282
                             ___________  __________   ___________   __________
                                 704,187     741,366      1,407,439   1,507,167
Expenses:
Interest                         583,630     603,484      1,175,449   1,198,791
Mortgage loan
  extinguishment costs            75,069       -             75,069        -
General and administrative       198,271     160,104        370,981     318,836
                             ___________  __________   ___________   __________
                                 856,970     763,588      1,621,499   1,517,627
                             ___________  __________   ___________   __________
Income (loss) before
 minority interest and
 discontinued operations        (152,783)    (22,222)      (214,060)    (10,460)

Minority interest in
 operating partnerships           21,699      12,707         34,307      23,580
                             ___________  __________   ___________   __________
Income (loss) before
 discontinued operations       ($131,084)    ($9,515)     ($179,753)    $13,120

Income from discontinued
 operations, including
 $2,689,599 gain on sale
 of property in 2004           2,686,610      17,521      2,675,973      46,462
                             ___________  __________   ___________   __________
Net income                     2,555,526       8,006      2,496,220      59,582
                             ___________  __________   ___________   __________
                             ___________  __________   ___________   __________
Earnings per share -
 basic and diluted:

  Income (loss) before
   discontinued operations        ($0.07)     ($0.01)        ($0.10)      $0.01

  Income from discontinued
   operations                      $1.50       $0.01          $1.50       $0.03

  Net income                       $1.43       -              $1.40       $0.03


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                       Six Months
                                                      Ended June 30
                                                    2004          2003
                                                __________    __________
Operating Activities
Net income                                      $2,496,220       $59,582
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                   917,190       906,344
   Gain on sale of apartment property           (2,689,599)          -
   Minority interest                               (34,307)      (23,580)
   Changes in operating assets
    and liabilities:
     Restricted cash                              (374,505)     (556,991)
     Other assets                                   (3,653)     (113,052)
     Accounts payable and accrued liabilities       76,273       724,829
     Tenants' security deposits and
      unearned income                              (63,148)      (31,230)
                                                __________    __________
Net cash provided by operating activities          324,471       965,902

Investing Activities:
Proceeds from sale of apartment property, net    2,972,726           -
Funds escrowed for completion of
  tax deferred exchange                         (2,972,726)          -
Purchase of property and improvements             (139,489)     (192,804)
Proceeds of eminent domain action                   16,860           -
Lease principal payments received                   28,217        24,774
                                                __________    __________
Net cash used in investing activities              (94,412)     (168,030)

Financing Activities:
Proceeds from long-term mortgage loan, net       1,252,560           -
Mortgage loan balance refinanced                (1,184,204)          -
Principal payments on mortgage notes payable      (347,155)     (324,001)
Sale of treasury shares                                -         109,675
Dividends paid to shareholders                         -        (456,696)
Distributions to holders of minority interest           47        (6,107)
                                                __________    __________
Net cash used in financing activities             (278,752)     (677,129)
                                                __________    __________
Net increase (decrease) in cash
 and cash equivalents                              (48,693)      120,743
Balance at beginning of period                   1,550,459     1,751,051
                                                __________    __________
Balance at end of period                        $1,501,766    $1,871,794
                                                __________    __________
                                                __________    __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 4,760 shares in 2004 and 1,623
    shares in 2003 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                     $43,344       $16,771
                                                __________    __________
                                                __________    __________
See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
June 30, 2004
Unaudited

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     During the six months ended June 30, 2004, the Trust issued 4,760 shares of beneficial interest in exchange for partnership units. As of July 1, 2004, holders of 852 units elected to exchange units for shares. Including the exchanges exercised July 1, 2004, the Trust owns 242,381, or 84.5%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.


NOTE 3 - MORTGAGE NOTES PAYABLE

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $179,500, including interest at rates ranging from 3.91% to 9% per annum, and which mature from October 3, 2004 to February 1, 2012. Scheduled payments during the three month and six month periods ended June 30, 2004 decreased mortgage loan balances, in the aggregate, by $144,715 and $287,485, respectively.

     On April 30, 2004, the Barcelona Apartments, L.P. paid off the $1,184,204 balance remaining on its 8.25% mortgage loan scheduled to mature April 1, 2027, with the proceeds of a new $1,278,400 mortgage loan with an interest rate of 4.95% that is scheduled to mature
May 1, 2034. Costs totaling $25,840 associated with the new loan will be amortized over the term of the loan. Mortgage loan extinguishment costs consisted of a $35,527 prepayment fee and $39,542 of the unamortized costs related to the loan balance that was repaid.

     The five apartment properties, including the Barcelona apartments, owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $66,000. The loans have interest rates ranging from 4.95% to 8.31%, and mature from June 1, 2006 to July 31, 2037. Scheduled payments during the three months and six months ended June 30, 2004 decreased mortgage loan balances, in the aggregate, by $29,405 and $59,671, respectively.


NOTE 4 - INCOME FROM DISCONTINUED OPERATIONS

     In April, 2004 the Trust sold the Park Plaza apartments, a 176-unit apartment community in Indianapolis to an unrelated third party for $3,150,000 ($2,972,726 after costs of the transaction). With respect to that transaction, these financial statements are presented in accordance with FASB Statement No. 144, Accounting for the Impairment of Disposal of Long Lived Assets. FAS 144 requires, among other things, that real estate investments that are sold be classified on the prior period balance sheets as assets held for sale, and that the results of operations for those assets be separately classified for all periods presentd in the statements of operations as discontinued operations.

     Following is a summary of the income (loss) from the operation of Park Plaza apartments for the three month and six month periods ended June 30, 2004 and 2003.

                                Three Months                 Six Months
                                Ended June 30              Ended June 30
                         _______________________     ______________________
                             2004         2003          2004          2003
                         __________     ________     __________    ________
Rental income            $   36,796     $168,834     $  205,954    $346,456
Other income                  3,343        9,147         12,517      19,644
                         __________     ________     __________    ________
                             40,139      177,981        218,471     366,100

Rental operating expenses    43,453      117,041        178,137     233,334
Depreciation                  1,335       20,445         32,145      40,890
Real estate taxes            (1,660)      22,974         21,815      45,414
                         __________     ________     __________    ________
                             43,128      160,460        232,097     319,638
                         __________     ________     __________    ________
Income (loss) from
 discontinued operations,
 before gain on sale         (2,989)      17,521        (13,626)     46,462


Gain on sale of
 apartment property       2,689,599            -      2,689,599           -
                         __________     ________     __________    ________
Income from discontinued
 operations              $2,686,610    $  17,521     $2,675,973   $  46,462



NOTE 5 - STOCK OPTIONS

     On May 5, 2004, the Trust granted to a newly elected Trustee the option to purchase 5,000 shares of beneficial interest exercisable on or before May 4, 2007, at a price of $11.80 per share, the fair market value at the date of the grant. The impact of the option on the calculation of the number of diluted shares used in the computation of earnings per share for the three months and six months ended June 30, 2004 was immaterial. The option was unexercised at June 30, 2004.

NOTE 6 - FEDERAL INCOME TAXES

     The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. The Trust intends to use the proceeds from the sale of property in 2004 to acquire replacement investment property in accordance with provisions of Internal Revenue Code
Section 1031. To the extent that those proceeds are used to acquire replacement property on or before October 18, 2004, the realized gain on the sale will not be recognized for tax purposes;
the gain will, instead, reduce the tax basis of the property acquired. Assuming compliance with other requirements of the Code, income distributed will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the financial statements. Distributions, however, to the extent that such payments are from earnings and profits of the Trust, are taxable to the shareholder recipients as dividend income.

NOTE 7 - SHAREHOLDER RECOMMENDATION

	A shareholder proposal recommending that the Board of Trustees undertake a plan to sell all of the Trust's assets and liquidate the Trust was supported by 50.4% of the votes cast by shareholders at the annual shareholder meeting on May 5, 2004. The Board of Trustees has no plan of liquidation under consideration at this time, but will consider that recommendation, along with other strategic options, in its efforts to maximize shareholder value.


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

     At June 30, 2004 and 2003, and throughout the quarters and six month periods then ended, the Trust owned or controlled, as continuing operations, fourteen apartment communities containing 1,860 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fourteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has a majority financial interest and over which it has exclusive control. A detailed listing of the investment properties is contained on Page 2 of the Trust's 2003 annual report. At June 30, 2004 and 2003 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     One apartment property, the 176-unit Park Plaza apartments, was sold in April, 2004. In accordance with the provisions of FASB Statement No. 144, the net investment in Park Plaza is presented on the balance sheets as real estate held for sale. The gain realized from the sale and the results of its operations for the quarters and six months ended June 30, 2004 and 2003 are summarized and shown as income from discontinued operations.
The transaction is described in Note 4 to the financial statements contained in this report. Included in that note is a schedule of income and expenses for the property sold for the quarters and six month periods presented. Comparative information related to income and expenses contained in this discussion applies to continuing operations only, unless otherwise indicated.

     The net proceeds of approximately $3 million from the sale of the Park Plaza apartment community in April, 2004 are held in escrow by a qualified intermediary. Recognition of the approximately $2.6 million gain realized from that sale has been deferred for income tax purposes. Management intends to acquire replacement property on or before October 18, 2004, but there is no assurance that management's efforts will be successful. If the Trust succeeds in structuring a replacement acquisition in accordance with the provisions of Sec. 1031 of the Internal Revenue Code, the gain on the sale of Park Plaza will not be recognized, but will be used to reduce, for income tax purposes, the carrying value of the replacement property aquired.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio, other than the apartment property sold in April, will be unchanged during the third quarter of 2004. Average apartment occupancy rates in recent months have gradually increased, and rental discounts offered to new tenants at certain locations have gradually decreased. Those revenue gains, however, have been offset by higher operating expenses. Consequently, management does not expect net operating income from apartment operations to increase appreciably until after the third quarter of 2004. Increases in interest rates, real estate taxes and premium costs for casualty and worker compensation insurance in 2004 may further reduce earnings during the balance of the year.

Critical Accounting Policies

     Amortization of Management Contracts. In November, 1997, the Trust paid $650,350 for the general partner interest and absolute management control over five partnerships, each of which owns one apartment property as its principal asset. The accounts of the partnerships are included in the consolidated financial statements of the Trust. The Trust granted to the limited partners in those partnerships options to exchange their interests for shares of beneficial interest of the Trust. Those options will expire in November 2007 at which time the Trust will have the option to issue shares in exchange for any outstanding limited partnership interests. The Trust elected in 1997 to amortize, on a straight line basis, its cost to acquire its position over the ten-year option period that it granted to the limited partners; consequently, depreciation expense each quarter includes $16,260 of acquisition cost amortization.
The cumulative amortization was $428,147 and $395,629 at June 30, 2004 and December 31, 2003, respectively.

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $89,877 and $44,530 in the quarters, and $164,879 and $97,765 in the six month periods ended June 30, 2004 and 2003, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the expense for replacements is not materially greater than would be the charges for depreciation had the carpets been capitalized when purchased.


RESULTS OF OPERATIONS

     For the quarter and six months ended June 30, 2004, the Trust reported increases of 4.4% and 4.0%, respectively, in rental and other operating income from continuing real estate operations from the comparable periods of 2003. Rental income from apartment operations increased from the second quarter and first six months of the prior year by 5% and 4.3%, respectively, primarily as a result of higher occupancy rates. Apartment rental rates decreased by 1.5% for the second quarter and increased by .7% for the first half compared with the previous year . Economic apartment occupancy for the second quarter and first half of 2004 was 88.5% and 86.4%, up from 83% and 83.4% during the comparable prior year periods.

     Rental properties other than apartments accounted for 5.6% of income from rental operations in the second quarter and first half of 2004. Income from commercial properties increased less than 1% from the comparable quarter and six months last year, due to higher occupancy rates. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, averaged 85.1% and 84.7% during the first six months of 2004 and 2003, respectively.

     Operating expenses of continuing operations, excluding interest and depreciation, for all of the apartment properties for the second quarter and first six months of 2004 amounted to 56.9% and 55.5% of gross possible income, respectively, up from 50.1% and 50.2% for the comparable prior year periods, and amounted to quarter to quarter increase of $189,100, or 11.8%, and a half year to half year increase of $362,200, or 11.3%. Site personnel costs, up 14.9% and 18.5%, carpet replacement costs, up 101.8% and 68.7%, and property taxes, up 5.6% and 8.7%, accounted for most of the increase in total operating expenses in the second quarter and first half of 2004 and 2003, respectively.

     The increase in site personnel costs accounted for approximately one third of the increase in operating expenses. During the second and third quarters of 2003, the trust changed management contractors for most of its apartment properties. Under the current contracts, the new manager provides site personnel and the Trust reimburses the management contractor for its costs. Personnel costs include salaries, bonuses, payroll taxes, group health and workers compensation insurance. Carpet replacement costs, which accounted for approximately 20% of the increase in operating expenses increased because of an increase in the number of apartment move-ins. Real estate taxes, which accounted for more than 16% of the increase in operating expenses in the first half increased following a statewide reassessment that was effective for payments in 2003.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for each quarter should represent one-fourth of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the preceding year with allowances for anticipated rate increases comparable with past experience. Historically, real estate taxes on the Trust's properties have increased about 4% each year. Following reassessment for taxes payable in 2003, the overall tax increases were approximately
15%. The reassessment results and applicable tax rates were not known during the first half of 2003.

     Interest expense, nearly all of which is applicable to thirteen mortgage loans outstanding during the quarters and six month periods ended June 30, 2004 and 2003, decreased by $19,900 and $23,300, respectively, from routine amortization of balances contained in scheduled monthly payments to the mortgage holder.
Ten of the thirteen loans have fixed interest rates and fixed monthly payments. In April, 2004 the first mortgage loan on the Barcelona apartments with an unpaid balance of $1.18 million was extinguished at a cost of approximately $75,000, and replaced with a new first mortgage loan in the amount of $1.28 million.
The applicable interest rates and terms are described in Note 3 to the financial statements. The mortgage loan extinguishment costs consisted of a prepayment fee and the write-off of the unamortized costs related to the loan balance that was repaid.

     Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less. Two of the loans, with unpaid balances that totaled $1.28 million at June 30, 2004, provide for interest rates to be reset in February each year. The current interest rates applicable to those loans is 4.25%, up from 4.12% that was in effect for one year from February 1, 2003. The third adjustable rate loan, with a current interest rate of 3.91%, had an unpaid balance at June 30, 2004 of $4.64 million. The next interest rate reset date for that loan is October 1, 2004.

     The Trust has two mortgage loans that are scheduled to mature within the next twelve months. On October 3, 2004, the mortgage loan on the Chester Heights apartments is scheduled to mature with a balance due of $731,795. On March 31, 2005, the mortgage loan on the Fox Run apartments is scheduled to mature with a balance due of $4,530,880. Management believes that it has the ability to refinance both of those loan balances when due.


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

     Management believes that conditions related primarily to major repairs, apartment occupancy and corporate governance exist that make it likely that a net loss will be realized for the third quarter of 2004, but substantially less than the $237,000 net loss reported for the third quarter of 2003. The third quarter of 2003 was heavily impacted by real estate tax increases and costs related to the changeover in management agents.

     Apartment physical occupancy rates, since the beginning of 2004, increased from 90% to a rate of just above 92% in late April and have remained at about that level through July. However, due to collection losses, rent discounts and rental incentives of as much as one month of free rent on new leases, economic occupancy averaged 86.4% for the first half of 2004. Economic conditions, namely low mortgage interest rates and high unemployment rates, that are unfavorable to apartment operations in the Trust's market areas continue to push up expenses to attract and retain residents. Until those market conditions improve, management is not optimistic that the Trust can significantly improve its operating results. In addition to the difficult apartment operating environment, management expects that administrative costs related to Sarbanes-Oxley mandates will increase during the balance of 2004 and into 2005. While those costs cannot be estimated at this time, the impact on operations of the Trust during the last half of this year may be significant.

     As previously stated, the net proceeds of approximately $3 million from the sale of the Park Plaza apartment community in April, 2004 are held in escrow by a qualified intermediary. Recognition of the approximately $2.6 million gain realized from that sale has been deferred for income tax purposes. Management intends to aquire replacement property on or before October 18, 2004, but there is no assurance that management's efforts will be successful. If the Trust succeeds in structuring a replacement aquisition in accordance with the provisions of Sec. 1031 of the Internal Revenue Code, the gain on the sale of Park Plaza will not be recognized, but will be used to reduce, for income tax purposes, the carrying value of the replacement property aquired.

     At June 30, 2004, the Trust held cash and cash equivalents of approximately $1,245,000 in its own accounts and $256,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.

INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2004 and 2003.


PART II

     Item 6(b). No events occurred during the three months ended June 30, 2004, which would have necessitated the filing of a report on Form 8K.

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

                     CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of June 30, 2004, adequate and effective disclosure control.

     Changes in internal controls. During the quarter ended June 30, 2004, there was no change in the Trust's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


                   MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust and subsidiaries at June 30, 2004, and the results of their operations and their cash flow for the three months and six months ended June 30, 2004, and June 30, 2003, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2003 annual report.



                           SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        CENTURY REALTY TRUST


Date_____________                       By_/S/__________________________
                                           John I. Bradshaw, Jr.
                                           President and Treasurer


Date_____________                       By_/S/__________________________
                                           David F. White
                                           Controller



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


Date:  August 14, 2004			/S/ John I. Bradshaw, Jr.
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


Date:  August 14, 2004                   /S/ David F. White
                                             Controller
                                            (Principal financial officer and
                    		             principal accounting officer)




                              EXHIBIT 32.1

                              CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2004, I, John
I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                     /S/ John I. Bradshaw, Jr.
                                         Chief Executive Officer, President
                                         and Treasurer


                               EXHIBIT 32.2

                               CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2004, I, David
F. White, Controller of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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