Form 10-Q
period 2004-09-30
CENTURY REALTY TRUST
filed 2004-11-16
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C. 20549

                                 FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004          Commission File Number 0-7716



                            CENTURY REALTY TRUST
            (Exact name of Registrant as specified in its charter)


              INDIANA                                       35-1284316
(State or other jurisdiction of
 incorporation or organization)                       (Identification No.)



823 Chamber of Commerce Building	                      46204
Indianapolis, Indiana                                        (ZipCode)
(Address of principal executive offices)


Registrant's telephone number, including area code	   (317)632-5467


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



Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                  September          December
                                                  30, 2004           31, 2003
                                                ___________         ___________
                                                 Unaudited          See Note 1
Assets
Real estate investments:
  Land                                           $3,674,523          $3,691,383
  Buildings                                      51,492,487          51,306,440
  Equipment                                       1,038,283             962,151
  Allowances for depreciation                   (16,616,994)        (15,439,085)
                                                ___________         ___________
                                                 39,588,299          40,520,889
  Net investment in direct financing leases          56,825              99,150
                                                ___________         ___________
                                                 39,645,124          40,620,039
Real estate held for sale, net of
 allowances for depreciation of $1,649,489               -              472,321
Cash and cash equivalents                         1,764,787           1,550,459
Restricted cash                                   2,297,400           1,742,053
Funds in escrow from sale of property             2,972,726                  -
Accounts and accrued income receivable              348,538             392,252
Unamortized management contracts                    205,944             254,721
Unamortized mortgage costs                          248,128             298,279
Undeveloped land                                     99,675              99,675
Other assets                                        171,628             115,561
Real estate held for sale, other assets                  -                3,820
                                                ___________         ___________
                                                $47,753,950         $45,549,180
                                                ___________         ___________
                                                ___________         ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                        $33,004,322         $33,437,032
  Accounts payable and accrued liabilities          528,802             628,657
  Interest                                          181,518             192,695
  Property taxes                                  1,954,527           1,505,917
  Tenants' security deposits and unearned income    575,687             597,638
  Real estate held for sale, liabilities                 -              147,554
                                                ___________         ___________
                                                 36,244,856          36,509,493

Minority interest in operating partnerships         303,351             396,135

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,795,909 shares (1,790,297 shares
    at December 31, 2003), including 8,507
    shares in treasury                            9,598,755           9,548,835
  Overdistributed income other
   than from gain on the sale of real estate     (2,310,819)         (2,133,491)
  Undistributed net realized gain from the
   sales of real estate                           4,005,677           1,316,078
  Cost of treasury shares                           (87,870)            (87,870)
                                                ___________         ___________
                                                 11,205,743           8,643,552
                                                ___________         ___________
                                                $47,753,950         $45,549,180
                                                ___________         ___________
                                                ___________         ___________
See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Operations

                                   Three Months                Nine Months
                                 Ended September 30         Ended September 30
                               _____________________       ____________________
                                   2004       2003             2004       2003
                               _________   _________       _________  _________
Income:
Real estate operations:
  Rental Income               $2,934,306  $2,786,363      $8,681,923 $8,320,768
  Income from direct
    financing leases               2,416       4,137           7,246     12,411
  Other income                    48,676      53,263         172,563    159,601
                               _________   _________       _________  _________
                               2,985,398   2,843,763       8,861,732  8,492,780
  Less:
    Operating expenses         1,512,078   1,558,066       4,394,098  4,147,009
    Depreciation                 410,840     419,619       1,232,772  1,257,456
    Real estate taxes            326,300     361,162       1,095,820  1,083,514
                               _________   _________       _________  _________
                               2,249,218   2,338,847       6,722,690  6,487,979
                               _________   _________       _________  _________
                                 736,180     504,916       2,139,042  2,004,801
Interest                          13,951       2,198          18,528      9,480
                               _________   _________       _________  _________
                                 750,131     507,114       2,157,570  2,014,281
Expenses:
Interest                         578,833     600,102       1,754,282  1,798,893
Mortgage loan
  extinguishment costs                -           -           75,069         -
General and administrative       164,861     152,729         535,842    471,565
                               _________   _________       _________  _________
                                 743,694     752,831       2,365,193  2,270,458
                               _________   _________       _________  _________
Income (loss) before
 minority interest and
 discontinued operations           6,437    (245,717)       (207,623)  (256,177)

Minority interest in
 operating partnerships            8,604      31,427          42,911     55,007
                               _________   _________       _________  _________
Income (loss) before
 discontinued operations         $15,041   ($214,290)      ($164,712) ($201,170)

Income (loss) from
 discontinued operations,
 including $2,689,599 gain
 on sale of property in 2004       1,009     (22,772)      2,676,982     23,690
                               _________   _________       _________  _________
Net income                        16,050    (237,062)      2,512,270   (177,480)
                               _________   _________       _________  _________
                               _________   _________       _________  _________
Earnings per share -
 basic and diluted:

  Income (loss) before
   discontinued operations         $0.01      ($0.12)         ($0.09)    ($0.11)

  Income (loss) from
   discontinued operations         $0.00      ($0.01)          $1.50      $0.01

  Net income (loss)                $0.01      ($0.13)          $1.41     ($0.10)


See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows

                                                      Nine Months
                                                   Ended September 30
                                                    2004          2003
                                                __________    __________
Operating Activities
Net income (loss)                               $2,512,270     ($177,480)
Adjustments to reconcile net
 income (loss) to cash provided
 by operating activities:
   Depreciation and amortization                 1,339,671     1,354,465
   Gain on sale of apartment property           (2,689,599)          -
   Minority interest                               (42,911)      (55,007)
   Changes in operating assets
    and liabilities:
     Restricted cash                              (555,348)     (330,234)
     Other assets                                  (13,380)     (100,827)
     Accounts payable and accrued liabilities      326,792       659,288
     Tenants' security deposits and
      unearned income                                6,706         4,927
                                                __________    __________
Net cash provided by operating activities          884,201     1,355,132

Investing Activities:
Proceeds from sale of apartment property, net    2,972,726           -
Funds escrowed from sale of property            (2,972,726)          -
Purchase of property and improvements             (270,555)     (335,284)
Proceeds of eminent domain action                   16,860           -
Lease principal payments received                   42,326        37,161
                                                __________    __________
Net cash used in investing activities             (211,369)     (298,123)

Financing Activities:
Proceeds from long-term mortgage loan, net       1,252,560           -
Mortgage loan balance refinanced                (1,184,204)          -
Principal payments on mortgage notes payable      (526,907)     (492,891)
Sale of treasury shares                                -         109,675
Dividends paid to shareholders                         -        (667,530)
Distributions to holders of minority interest           47        (6,106)
                                                __________    __________
Net cash used in financing activities             (458,504)   (1,056,852)
                                                __________    __________
Net increase in cash and cash equivalents          214,328           157
Balance at beginning of period                   1,550,459     1,751,051
                                                __________    __________
Balance at end of period                        $1,764,787    $1,751,208
                                                __________    __________
                                                __________    __________

Supplemental Data:
Selected noncash activities related to
 investing and financing activities were
 as follows:
   Issued 5,612 shares in 2004 and 8,875
    shares in 2003 in exchange for like
    numbers of operating partnership units
    of controlled partnerships                     $49,920       $71,006
                                                __________    __________
                                                __________    __________
See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
September 30, 2004
Unaudited


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     During the nine months ended September 30, 2004, the Trust issued 5,612 shares of beneficial interest in exchange for partnership units. No holders of units elected to exchange units for shares on October 1, 2004. Including the exchanges exercised in 2004, the Trust owns 242,381, or 84.5%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.


NOTE 3 - MORTGAGE NOTES PAYABLE

     Nine of the fifteen properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $179,500, including interest at rates ranging from 3.91% to 9% per annum, and which mature from March 30, 2005 to February 1, 2012. Scheduled payments during the three month and nine month periods ended September 30, 2004 decreased mortgage loan balances, in the aggregate, by $148,110 and $435,595, respectively.

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

     The five apartment properties, including the Barcelona apartments, owned by the operating partnerships controlled by the Trust have long-term mortgage loans that are payable in monthly installments totaling approximately $66,000. The loans have interest rates ranging from 4.95% to 8.31%, and mature from June 1, 2006 to July 31, 2037. Scheduled payments during the three months and nine months ended September 30, 2004 decreased mortgage loan balances, in the aggregate, by $31,641 and $91,312, respectively.


NOTE 4 - INCOME FROM DISCONTINUED OPERATIONS

     In April, 2004 the Trust sold the Park Plaza apartments, a 176-unit apartment community in Indianapolis to an unrelated third party for $3,150,000 ($2,972,726 after costs of the transaction). With respect to that transaction, these financial statements are presented in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. FAS 144 requires, among other things, that real estate investments that are sold be classified on the prior period balance sheets as assets held for sale, and that the results of operations for those assets be separately classified for all periods presented in the statements of operations as discontinued operations.

     Following is a summary of the income (loss) from the operation of Park Plaza apartments for the three month and nine month periods ended September 30, 2004 and 2003:

                              Three Months             Nine Months
                             2004       2003         2004       2003

Rental income              $   -      $161,715    $  205,954    $508,171
Other income                   -         7,624        12,517      27,268
                           _______    ________     __________   ________
                               -       169,339       218,471     535,439


Rental operating expenses   (1,009)    148,859       177,129     382,193
Depreciation                   -        20,545        32,145      61,435
Real estate taxes              -        22,707        21,815      68,121
                            _______   ________     __________   ________
                            (1,009)    192,111       231,089     511,749
                            _______   ________     __________   ________
Income (loss) from
   discontinued operations,
   before gain on sale       1,009     (22,772)       (12,617)    23,690

Gain on sale of
   apartment property          -           -        2,689,599        -
                            _______   ________     __________   ________
Income from discontinued
   operations               $1,009    $(22,772)    $2,676,982   $ 23,690
                           _______    ________     __________   ________
                           _______    ________     __________   ________


NOTE 5 - STOCK OPTIONS

     On May 5, 2004, the Trust granted to a newly elected Trustee the option to purchase 5,000 shares of beneficial interest exercisable on or before May 4, 2007, at a price of $11.80 per share, the fair market value at the date of the grant. The impact of the option on the calculation of the number of diluted shares used in the computation of earnings per share for the three months and nine months ended September 30, 2004 was immaterial. The option was unexercised at September 30, 2004.


NOTE 6 - FEDERAL INCOME TAXES

     The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. The Trust initially intended to use the proceeds from the sale of an apartment property in April, 2004 to acquire replacement investment property in accordance with provisions of Internal Revenue Code Section 1031. The Trust was unable to acquire a suitable replacement, and on October 14, 2004, announced that it would recognize a capital gain for income tax purposes on the sale of approximately $2.5 million. On October 28, 2004, the Trust declared a special cash distribution of $1.05 per share payable December 13, 2004, an amount that management believes will approximate the otherwise taxable income of the Trust for 2004. Assuming compliance with other requirements of the Code, income distributed will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the consolidated financial statements. Distributions, however, to the extent that such payments are from earnings and profits of the Trust, are taxable to the shareholder recipients as dividend income.


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

     At September 30, 2004 and 2003, and throughout the quarters and nine month periods then ended, the Trust owned or controlled, as continuing operations, fourteen apartment communities containing 1,860 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and two restaurant properties leased to operators under net leases. Five of the fourteen apartment communities containing a total of 586 units are owned by partnerships in which the Trust has a majority financial interest and over which it has exclusive control. A detailed listing of the investment properties is contained on Page 2 of the Trust's 2003 annual report. At September 30, 2004 and 2003 the Trust's net investment in real estate consisted of apartment properties (94%), commercial properties (5%) and net-leased restaurant properties (1%). Except for one restaurant property in Orlando, Florida, the Trusts' real estate investments are located in Indiana.

     One apartment property, the 176-unit Park Plaza apartments, was sold in April, 2004. In accordance with the provisions of FASB Statement No. 144, the net investment in Park Plaza is presented on the balance sheet at December 31, 2003 as real estate held for sale. The gain realized from the sale and the results of its operations for the quarters and nine months ended September 30, 2004 and 2003 are summarized and shown as income from discontinued operations. The transaction is described in
Note 4 to the consolidated financial statements contained in this report. Included in that note is a schedule of income and expenses for the property sold for the quarters and nine month periods presented. Comparative information related to income and expenses contained in this discussion applies to continuing operations only, unless otherwise indicated.

     The net proceeds of approximately $3 million from the sale of the Park Plaza apartment community in April, 2004 were held in escrow by a qualified intermediary at September 30, 2004. Recognition of the approximately $2.5 million gain realized from that sale was deferred for income tax purposes. On October 14, 2004 management announced that it had been unable to acquire a desirable property on acceptable terms within the 180-day time frame permitted for a tax free exchange under Internal Revenue Code Section 1031, and that the gain previously deferred would be recognized for income tax purposes. On October 28, 2004 the Trust declared a $1.05 per share special cash distribution to shareholders payable December 13, 2004, an amount that management believes will approximate the otherwise taxable income of the Trust for 2004.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio, other than the apartment property sold in April, will be unchanged during the fourth quarter of 2004. Average apartment occupancy rates in recent months have gradually increased, and rental discounts offered to new tenants at certain locations have gradually decreased. Those revenue gains, however, have been offset by higher operating expenses. Consequently, management does not expect net operating income from apartment operations to increase appreciably until 2005.


CRITICAL ACCOUNTING POLICIES

     Amortization of Management Contracts. In November, 1997, the Trust paid $650,350 for the general partner interest and absolute management control over five partnerships, each of which owns one apartment property as its principal asset. The accounts of the partnerships are included in the consolidated financial statements of the Trust. The Trust granted to the limited partners in those partnerships options to exchange their interests for shares of beneficial interest of the Trust. Those options will expire in November 2007 at which time the Trust will have the option to issue shares in exchange for any outstanding limited partnership interests. The Trust elected in 1997 to amortize, on a straight line basis, its cost to acquire its position over the ten-year option period that it granted to the limited partners; consequently, depreciation expense each quarter includes $16,260 of acquisition cost amortization. The cumulative amortization was $444,406 and $395,629 at September 30, 2004 and December 31, 2003, respectively.

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $82,879 and $132,768 in the quarters, and $247,758 and $230,533 in the nine month periods ended September 30, 2004 and 2003, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the expense for replacements is not materially greater than would be the charges for depreciation had the carpets been capitalized when purchased.


RESULTS OF OPERATIONS

     For the quarter and nine months ended September 30, 2004, the Trust reported increases of 5% and 4.3%, respectively, in rental and other operating income from continuing real estate operations from the comparable periods of 2003. Rental income from apartment operations increased from the third quarter and first nine months of the prior year by 6.3% and 5%, respectively, primarily as a result of higher occupancy rates. Apartment rental rates increased by .7% for the third quarter and first nine months compared with the previous year.
Economic apartment occupancy for the third quarter and first nine months of 2004 was 87.9% and 86.9%, up from 83.3% and 83.4% during the comparable prior year periods.

     Rental properties other than apartments accounted for 5.5% of income from rental operations in the third quarter and 5.6% in the first nine months of 2004. Income from commercial properties decreased by 5.3% from the comparable quarter and by .8% from the nine month period last year, due to lower occupancy rates. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, averaged 82.8% and 85.1% during the first nine months of 2004 and 2003, respectively.

     Operating expenses of continuing operations, excluding interest and depreciation, for all of the apartment properties for the third quarter and first nine months of 2004 amounted to 57.4% and 55.7% of gross possible income, respectively, compared to 59.3% and 53.2% for the comparable prior year periods, and amounted to quarter to quarter decrease of $45,472, or 2.4%, and a nine months to nine months increase
of $274,937, or 5.4%.   Painting and decorating costs, down
30.7% and carpet replacement, down 37.6% accounted for most of the quarter to quarter decrease in operating expenses. Site personnel costs, up 18%, and management fees, up 11.8%, accounted for most of the increase in total operating expenses in the first nine months of 2004 over the comparable period of 2003.

     The increase in site personnel costs, net of a decrease in amounts paid to independent contractors for services, accounted for more than one half of the increase in operating expenses between the nine month periods. During the second and third quarters of 2003, the trust changed management contractors for most of its apartment properties. Under the current contracts, the manager provides site personnel and the Trust reimburses the management contractor for its costs. Personnel costs include salaries, bonuses, payroll taxes, group health and workers compensation insurance. Substantially all of the increase in management fees is attributable to one apartment property for which no management fee expense was incurred in 2003 prior to September. Painting and decorating expenses and carpet replacement costs, which accounted for most of the decrease in operating expenses in the third quarter to third quarter comparisons, were nearly equal when compared for the first nine months of 2004 and 2003.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for each quarter should represent one-fourth of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the preceding year with allowances for anticipated rate increases comparable with past experience. Historically, real estate taxes on the Trust's properties have increased about 4% each year. Following reassessment for taxes payable in 2003, the overall tax increases were approximately 15%. The Trust appealed the assessments of most of its properties, and during 2004, received reductions in assessed values resulting in tax refunds equal to about one third of the prior year increase. Appeals are pending on several properties, and additional relief is possible but not assured. Management estimates that real estate taxes payable in 2005 will increase by approximately 3% over amounts payable in 2004.

     Interest expense, nearly all of which is applicable to thirteen mortgage loans outstanding during the quarters and nine month periods ended September 30, 2004 and 2003, decreased by $21,269 and $44,611, respectively, from routine amortization of balances contained in scheduled monthly payments to the mortgage holder. Ten of the thirteen loans have fixed interest rates and fixed monthly payments. In April, 2004 the first mortgage loan on the Barcelona apartments with an unpaid balance of $1.18 million was extinguished at a cost of approximately $75,000, and replaced with a new first mortgage loan in the amount of $1.28 million. The applicable interest rates and terms are described in Note 3 to the financial statements. The mortgage loan extinguishment costs consisted of a prepayment fee and the write-off of the unamortized costs related to the loan balance that was repaid.

     Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less.
Two of the loans, with unpaid balances that totaled $1.26 million at September 30, 2004, provide for interest rates to be reset in February each year. The current interest rates applicable to those loans is 4.25%, up from 4.12% that was in effect for one year from February 1, 2003. The third adjustable rate loan, with a current interest rate of 3.91%, had an unpaid balance at September 30, 2004 of $4.6 million. The interest rate was reset to 4% for that loan effective October 1, 2004. That loan is scheduled to mature March 30, 2005 with a balance due of $4.53 million. Management believes that it has the ability to refinance that loan balance when due.

     On October 3, 2004, the mortgage loan, with an interest rate of 8.125%, on the Chester Heights apartments matured with a balance due of $731,787. That balance was refinanced with a new first mortgage loan from the same lender that will mature October 1, 2009 with a balance then due of $288,136. The new variable interest rate loan provides for an initial interest rate of 4.7%. The interest rate will be adjusted to an index-determined rate on October 1 each year.


FINANCIAL CONDITION AND LIQUIDITY

     The Trust has no obligations other than for the ordinary and necessary operation and maintenance of its investment properties, nor has it made any commitments, which will require expenditures in excess of funds anticipated to be provided by operations during the remainder of 2004, except for some siding replacement and complete exterior painting of the Eagle Creek apartments, and paving, curbing and sidewalk improvements at several properties. If all projects that have been recommended by the property management contractor had been undertaken in 2004, the total cost would have exceeded the cash anticipated to be provided in 2004 by the investment properties. While the recommended projects are considered by management to be warranted, certain of them have been deferred without negative impact on the physical integrity or productivity of the assets.

     Management believes that conditions related primarily to major repairs, apartment occupancy and corporate governance exist that make it likely that little or no net income, and possibly a net loss, will be realized for the fourth quarter of 2004. For the fourth quarter of 2003 the Trust reported a net loss of $363,000. The second and third quarters of 2003 were heavily impacted by real estate tax increases and costs related to the changeover in management contractors.

     Apartment physical occupancy rates, since the beginning of 2004, increased from 90% to a rate of just above 92% in late April and have remained at about that level through September. However, due to collection losses, rent discounts and rental incentives of as much as one month of free rent on new leases, economic occupancy averaged 86.9% for the first three quarters of 2004. Economic conditions, namely low mortgage interest rates and high unemployment rates, that are unfavorable to apartment operations in the Trust's market areas continue to push up expenses to attract and retain residents. Until those market conditions improve, management is not optimistic that the Trust can significantly improve its operating results. In addition to the difficult apartment operating environment, management expects that administrative costs related to Sarbanes-Oxley mandates will increase during the balance of 2004 and into 2005.
While those costs cannot be estimated at this time, the impact on operations of the Trust during the last quarter of this year may be significant.

     The net proceeds of approximately $3 million from the sale of the Park Plaza apartment community in April, 2004 were held by a qualified intermediary while management attempted to acquire replacement property. Management was unable to acquire desirable replacement property on acceptable terms on or before October 15, 2004, in accordance with the provisions of Sec. 1031 of the Internal Revenue Code. The release of those funds to the Trust by the intermediary in October triggered recognition of the approximately $2.5 million taxable gain realized from that sale. On October 28, 2004, the Board of Trustees declared a $1.05 per share special cash distribution to shareholders. With 1.8 million shares currently outstanding, that special distribution will require approximately $1.9 million, an amount that management believes will be sufficient to offset the estimated income that would otherwise be taxable to the Trust in 2004.

     At September 30, 2004, the Trust held cash and cash equivalents of approximately $1,448,000 in its own accounts and $317,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.


INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during 2004 and 2003.






                                 PART II


     Item 6(b). No events occurred during the three months ended September 30, 2004, which would have necessitated the filing of a report on Form 8K.

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


                         CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of September 30, 2004, adequate and effective disclosure control.

     Changes in internal controls. During the quarter ended September 30, 2004, there was no change in the Trust's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


                        MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust and subsidiaries at September 30, 2004, and the results of their operations and their cash flow for the three months and nine months ended September 30, 2004, and September 30, 2003, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2003 annual report.


                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CENTURY REALTY TRUST

Date: 11/12/04                    By /S/ John I. Bradshaw, Jr.
                                         President and Treasurer

Date: 11/12/04                    By /S/ David F. White
                                         Controller






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


Date:  November 12, 2004                    /S/ John I. Bradshaw, Jr.
 	                                        President
                                                (Principal Executive Officer)



                            EXHIBIT 31.2

                           CERTIFICATION

I,David F. White, Principal financial and accounting officer of Century Realty Trust, certify that:

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


Date:  November 12, 2004                    /S/ David F. White
                                                Controller
                                                (Principal financial officer
                                                and principal accounting
                                                officer)


                            EXHIBIT 32.1

                           CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2004, I, John I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                         /S/ John I. Bradshaw, Jr.
                                             Chief Executive Officer, President
                                             and Treasurer



                            EXHIBIT 32.2

                           CERTIFICATION

In connection with the accompanying Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2004, I,
David F. White, Controller of the Trust, certify, pursuant to 18
U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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