Form 10-K
period 2004-12-31
CENTURY REALTY TRUST
filed 2005-03-31
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20259

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004  Commission file number 0-7716

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ---

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $16,704,112 based upon the closing market price on March 21, 2005.

Shares of Beneficial Interest, no par value--1,798,112 shares outstanding as of March 21, 2005.

Documents incorporated by reference: Portions of the proxy statement for the annual meeting of shareholders to be held May 4, 2005 are incorporated by reference into Part III of this report as specified therein.


PART I

ITEM 1.  BUSINESS

The principal business of Century Realty Trust, an Indiana business trust, is the ownership of income-producing real properties, which consist of fourteen apartment complexes, two restaurant properties, three commercial properties, and various parcels of undeveloped land which are situated adjacent to rental properties owned by the Trust. The Trust's investment options to include the exclusive control of real estate through the use of operating partnerships. Five of the Trust's fourteen apartment properties are owned by operating partnerships. The Trust's rental income is derived from short-term leases of units in its various buildings. The residential properties and two of the three commercial properties are managed under agreements with independent property management firms. The Trust and its operating partnerships reimburse the management firms for compensation of approximately 60 persons employed at the apartment properties.

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


ITEM 2. PROPERTIES

The following investment properties were owned by the registrant at December 31, 2004:

                                       Year     No. of     2004         Net
Apartments          Location         Acquired   Units    Occupancy   Investment
----------          --------         --------   ------   ---------   ----------
Fontenelle         Kokomo, IN           1973       176        83   $    600,891
Park Forest        Marion, IN           1973        64        92        217,537
Chester Heights    Richmond, IN         1973       110        91        183,538
Driftwood Park     Indianapolis, IN     1989        48        93        814,752
Regency Royale     Mishawaka, IN        1993       132        93      2,871,749
Creek Bay          Indianapolis, IN     1993       208        88      5,678,318
Eagle Creek        Indianapolis, IN     1994       188        87      4,867,408
Charter Oaks       Evansville, IN       1997       192        86      4,415,083
Barcelona*         Kokomo, IN           1997        64        90      1,257,300
Beech Grove*       Jeffersonville, IN   1997       182        88      3,684,753
Hampton Court*     Indianapolis, IN     1997        92        90      1,519,889
Sheffield Square*  New Albany, IN       1997       152        95      3,761,415
West Wind Terrace* Indianapolis, IN     1997        96        76      1,550,281
                                                 -----              -----------
Total Apartments                                 1,704	      88   $ 31,422,914

* Property is owned by a partnership controlled by the Trust.

                                          Year    Square  Currently     Net
Commercial            Location          Acquired   Feet    Leased    Investment
----------            --------          --------   ------ ---------  ----------
Office/Warehouse
 401 Industrial Dr.   Carmel, IN         1977     38,000     82%    $   228,411
Office Buildings
 1810 E. 62nd St.     Indianapolis, IN   1986     17,000     73         318,286
 3510-20 E. 96th St., Indianapolis, IN   1997     34,000     77       1,436,160

                                                  ------            -----------
Total Commercial                                  89,000              1,982,857

                                         Year     Square    Lease       Net
Restaurant            Location         Acquired    Feet    Expires   Investment
----------            --------         --------   ------  ---------  ----------
Miami Subs            Orlando, FL        1979       3,500     2005      132,123
                                                                    -----------
All investment properties                                           $33,537,894

                                                                    -----------
                                                                    -----------
The following investment properties were classified as held for sale by the registrant at December 31, 2004:

                                         Year               2004        Net
Apartments            Location         Acquired   Size    Occupancy  Investment
----------            --------         --------   ------  ---------  ----------
Fox Run apartments  Indianapolis, IN     1995    256 units    78%    $5,650,173
Fortune House
   restaurant       Indianapolis, IN     1979  5,000 sq.ft. Closed      183,913
                                                                     ----------
All real estate held for sale                                        $5,834,086
                                                                     ----------
                                                                     ----------

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded on the NASDAQ SmallCap market. Cash distributions, if any, are paid approximately 45 days after the end of each quarter. The high and low published bid prices and distributions for the last two years were:

                                           Distributions
2004                High         Low          Declared
----                ----         ----      -------------
1st Quarter        $12.74       $10.35           --
2nd Quarter         12.95        10.60           --
3rd Quarter         13.20        11.50           --
4th Quarter         17.50        12.07         $1.05

2003
----
1st Quarter        $12.88       $11.70         $0.14
2nd Quarter         13.00         9.80          0.12
3rd Quarter         12.50        11.41          0.12
4th Quarter         12.70        10.00           --

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and number of apartments

Years ended December 31,    2004      2003      2002      2001     2000
------------------------    ----      ----      ----      ----     ----
Operating Data:(c)
Rental and other
 operating income         $10,413   $ 9,915   $10,405   $10,505  $10,706
Income (loss)before
 minority interest and
 discontinued operations      117      (560)      157       424      873
Income from discontinued
 operations                 2,530        19       532       325      237
Net income (loss)           2,647      (541)      689       749    1,110
Cash distributions declared 1,877       673       984     1,269    1,408
Weighted average number
 of shares outstanding      1,787     1,775     1,757     1,740    1,717
Basic and diluted earnings
(loss) per share:
  Continuing operations   $  0.08   $ (0.26)  $  0.13   $  0.27  $  0.50
  Discontinued operations    1.40     (0.04)     0.26      0.16     0.15
  Distributions declared     1.05      0.38      0.56      0.73     0.82

Balance Sheet Data:(c)
Total real estate
 investments(a)           $48,441   $48,346   $48,520   $48,312  $47,774
Allowances for
 depreciation             (14,903)  (13,784)  (12,880)  (11,787) (10,432)
Real estate held for sale,
 net carrying value         5,834     6,530     6,789     6,969    7,186
Total assets               45,870    45,549    46,958    47,556   47,821
Mortgage and other
 notes payable             33,026    33,437    34,102    34,482   34,013
Total debt                 36,069    36,509    36,719    36,934   36,588
Minority interest in
 operating partnerships       315       396       569       802    1,149
Shareholders' equity        9,485     8,644     9,670     9,819   10,084
Number of shares
 outstanding                1,789     1,782     1,762     1,749    1,726

Other Data:(c)
Cash flow data:
  Cash provided by
   operating activities   $ 1,327   $ 1,372   $ 2,479   $ 2,382  $ 3,148
  Cash provided by (used in)
   investing activities     2,652     (340)     (666)      (702)    (498)
  Cash (used in)
   financing activities    (2,492)  (1,232)   (1,379)    (1,114)  (2,752)

Funds from operations:(b)
  Income (loss) before
   minority interest
   and discontinued
   operations             $   117  $   (560)  $   157   $   424  $   873
  Income (loss) from
   discontinued
   operations                (191)      (71)      461       282      260
  Add back investment real
   estate depreciation      1,658     1,741     1,796     1,801    1,774
  Add back unamortized
   loan costs written off      56         -       193         -        -
  Deduct funds attributed
   to minority interest        36        21       (55)      (66)    (160)
                           -------   -------   -------   -------   -------
Funds from operations     $ 1,604   $ 1,131   $ 2,552   $ 2,441  $ 2,747
                           -------   -------   -------   -------   -------
                           -------   -------   -------   -------   -------
Apartment units owned(a):
  Owned at December 31      1,960     2,136     2,136     2,136    2,136
  Weighted average number
   of apartments owned
   during the year          2,004     2,136     2,136     2,136    2,136

(a) Real estate owned includes apartments owned by operating partnerships created and controlled by the Trust
(b) Funds from operations (FFO) is defined as income before gains on sale of property and minority interest of unitholders in operating partnerships created and controlled by the Trust plus investment property depreciation. The amount of funds attributed to minority interest is not available to shareholders of the Trust and is deducted. FFO should be considered along with, not as an alternative to, net income and cash flows as a measure of the Trust's operating performance and liquidity. FFO does not represent cash flow from operating activities and is not necessarily indicative of cash available to fund capital expenditures, debt repayment, or other cash needs.
(c) Reclassified to conform to current year presentation as described in Note 4 to the consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Contained in this discussion and elsewhere in this annual report are forward-looking statements which management believes to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained. Several factors that might cause such a difference are identified at the end of this discussion.
     During all of 2004 and 2003 the Trust owned or controlled, as continuing operations, thirteen apartment communities containing 1,704 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and one restaurant property leased to an operator under month-to-month net lease. Comparative information related to income and expenses contained in this discussion applies to continuing operation only, unless otherwise indicated.
     In April, 2004, the Trust sold the 176-unit Park Plaza apartments, and in December, contracted to sell the 256-unit Fox Run apartments. In a separate sale contract, the Trust agreed to sell to an unrelated buyer, the restaurant property previously operated as the Fortune House. Management expects to complete the restaurant property sale in the second quarter of 2005 and the Fox Run sale in the third quarter of 2005.
     In accordance with the provisions of FASB Statement No. 144, the net investments in those three properties are presented in the consolidated balance sheets as real estate held for sale. The gain realized from the sale of the Park Plaza apartments, and the results of operations for it and the other two properties held for sale, for years ended December 31, 2004, 2003 and 2002, are summarized and shown in the consolidated statements of operations as income or loss from discontinued operations. The three sale transactions are described in Note 4 to the consolidated financial statements.
     Five apartment properties containing 586 units are owned by five separate partnerships that are controlled by the Trust through a wholly-owned subsidiary. Holders of operating partnership units have the option to exchange them, one for one, for shares of beneficial interest in the Trust at any time until November, 2007. As of December 31, 2004 and 2003, holders of 84.6% and 82.5%, respectively of the outstanding units, had exercised their exchange options. (See Note 3 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on net income per share during the next year.
     At December 31, 2004 the Trust's net investment in real estate consisted of apartment properties (93.5%), commercial properties (6%) and net-leased restaurant properties (.5%). The 1,704 apartment units in the portfolio throughout 2004 and 2003 contributed 93.9% and 93.6%, respectively, of the total revenue from continuing real estate operations, and 98.1% and 98.2%, respectively, of continuing real estate operating expenses.

CRITICAL ACCOUNTING POLICIES
Amortization of Management Contracts.
     In 1997 the Trust paid $650,350 for the general partner interest and absolute management control over five partnerships. The Trust elected to amortize, on a straight line method, its cost to acquire its position over the ten-year period during which the holders of limited partnership units could elect to, or not elect to, exchange those units for shares of beneficial interest of the Trust; consequently, depreciation expense each year includes $65,030 for amortization of the acquisition costs.

Carpet Replacement Policy.
     From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units to expense as incurred. Real estate operating expenses include costs to replace carpets of $272,576, $244,727 and $182,883 for 2004, 2003 and 2002
respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.

Impairment of Long-Lived Assets.
     When an event or change in circumstance indicates that future undiscounted cash flows and net realizable value is insufficient to recover the carrying value of a long-lived asset, the asset value is reduced to fair market value and an impairment loss is recognized.

RESULTS OF OPERATIONS -- 2004
     Compared with 2003, rental and related income from the Trust's continuing apartment operations increased by 5.4% while apartment operating expenses, exclusive of depreciation, increased by .2%.
     The increase in gross income from apartment properties resulted from the net effect of 1% higher average rental rates and a 4.2% increase in overall occupancy rates. Apartment economic occupancy rates increased from an average of 84.8% in 2003 to 88.4% in 2004. In mid-December, 2004 the aggregate physical occupancy rate for the Trust's apartment properties was 92.1% up from 90.3% in mid-December, 2003. The increasing trend in occupancy rates that commenced in the fourth quarter of 2003 is due primarily to intensive marketing efforts and the use of rental incentives and discounts. The lack of employment opportunities in several Indiana communities, and relatively low mortgage loan interest rates continue to make home ownership a viable alternative for residents of higher-rent apartments.
     Real estate operating expenses, including real estate taxes (excluding interest and depreciation) for the apartment properties increased .2% in 2004. Operating expenses amounted to 54.1% of gross possible income for 2004, down from 54.6% in 2003. Maintenance and repairs and building services expenses were lower in 2004, however, those decreases were more than offset by higher site personnel costs. Real estate taxes estimated to be payable in 2005 that were accrued in 2004, decreased by 6.8% from amounts that were accrued in 2003.
     Real estate tax accruals for amounts estimated to be payable in 2005 decreased by $84,000 from comparable accruals in 2003 due to successful appeals for reduction of assessed values that resulted from an Indiana statewide reassessment of real property as of March 1, 2002. Some further reductions are possible from appeals that are still pending for four properties. In addition to the reduction in the amounts accrued for payment in 2005, additional benefits were realized from refunds of taxes accrued for payments in 2003 and 2004. Those prior year overpayments credited against real estate tax expense in 2004 amounted to $191,000.
     Mortgage interest expense for 2004 decreased by $77,000 from the amount reported for 2003. Approximately $25,700 of that decrease is attributable to lower interest rates on three mortgage loans that were refinanced in 2004.
The balance of the decrease is attributed primarily to a reduction in mortgage loan balances that resulted from scheduled monthly debt service.
      General and administrative expenses in 2004 increased by $97,000 from the previous year primarily due to an increase in amounts incurred for professional fees. In 2004 the Trust incurred approximately $12,000 of legal fees and $28,000 for a strategic analysis related to a shareholder proposal that received a favorable vote of approximately 50% at the annual meeting of shareholders in May, 2004. Approximately $15,200 of legal fees were incurred to comply with certain corporate governance mandates by the Sarbanes-Oxley
Act of 2002. The Trust paid $16,000 more in Trustee fees in 2004 than it paid in 2003 because of two more trustee meetings, one more audit committee meeting, and the addition of one trustee in November, 2003. General and administrative expenses amounted to 7% of income from real estate operations in 2004, compared with 6.4% in 2003. Officer and employee compensation costs, including payroll taxes and benefits that are included in administrative expenses, amounted to $287,600 in 2004, compared with $288,100 in 2003.
     The changes in income and expenses attributable to discontinued operations are described in Note 4 to the consolidated financial statements. In addition to the gain realized on the sale of the Park Plaza apartments in April, 2004, the Trust incurred operating losses aggregating $190,669 and $70,508 in 2004 and 2003, respectively, from the following three properties:

                                                  2004          2003
                                               _________     _________
     Park Plaza apartments                     $ (14,433)    $  46,559
     Fox Run apartments                         (193,121)     (152,520)
     Fortune House restaurant                     16,885        35,453
                                               _________     _________
     Total income (loss)                       $(190,669)     $(70,508)

     For the portion of 2004 that the Trust owned Park Plaza, its occupancy rate was 78.1% and operating expenses were 79.9%, compared with occupancy of 75.6% and operating expenses of 62.4% for all of 2003.
     During 2004 Fox Run had occupancy of 77.8% and operating expenses of 61% of gross possible income, compared with occupancy of 75.2% and operating expenses of 59.9% for 2003. In addition to a $51,300 increase in current real estate taxes that resulted from reassessment for taxes payable in 2003 and subsequent years, an additional $73,300 was charged for under-estimated real estate taxes for the prior year. An appeal for a reduction of the new assessed values has been filed by the Trust.
     A 25-year lease that began in 1979 expired in November, 2004. The lessee elected not to renew the lease, and vacated the property. In addition to the loss of revenue from the property, the Trust accrued $9,300 in 2004 for estimated real estate taxes payable in 2005. Under the prior lease, the lessee was responsible for real estate taxes.

RESULTS OF OPERATIONS -- 2003
     Compared with 2002, rental and related income from the Trust's apartment operations decreased by 4.6% while apartment operating expenses, exclusive of depreciation, increased by 11.5%.
     The decrease in gross income from apartment properties resulted from the net effect of .4% higher average rental rates and a 4.9% decrease in overall occupancy rates. Apartment economic occupancy rates decreased from an average of 89.2% in 2002 to 84.8% in 2003. In mid-December, 2003 the aggregate physical occupancy rate for the Trust's apartment properties had improved to 90.3% from 88.3% in mid-December of 2002. The downward trend in occupancy rates from the fourth quarter of 2000 to the fourth quarter of 2002 is due primarily to a decline in employment opportunities in several Indiana communities, and relatively low mortgage loan interest rates that continue to make home ownership a viable alternative for residents of higher-rent apartments.
     The Board of Trustees and management have taken action to counter the recent disappointing operating results. During 2003, the Trust changed management firms for its apartment properties. The Board selected a management firm that it believes to have a highly qualified staff, a proactive management philosophy and particular strength in marketing. While the management change was costly in 2003, apartment occupancy has been steadily, albeit slowly, improving.
     Real estate operating expenses, including real estate taxes (excluding interest and depreciation) for the apartment properties increased 12.9% in 2003. Operating expenses amounted to 54.6% of gross possible income for 2003, up from 49.1% in 2002. Utility costs were up 16% due to higher rates and the cost of providing electricity and heat to vacant units. Carpet and tile replacement costs increased by 36% to provide rental incentive and to catch up from a lower than average expense level in the previous year. Maintenance and repairs increased by 24% from 2002. The 2003 amount represented 4.9% of gross potential income, a level that management considers normal for the Trust's portfolio.
     Real estate tax accruals for amounts estimated to be payable in 2004 increased by $141,500, or 12.9% from comparable accruals in 2002 due to an Indiana statewide reassessment of real property. Contrary to the significant increase in real estate taxes following reassessment of the apartment properties, each one of the commercial properties experienced lower assessed values and lower billings for taxes payable in 2003. The Trust, in its accruals in 2002, underestimated by approximately $108,000 the amount of real estate tax payable in 2003. That underestimate was a charge against income in 2003 in addition to the amount accrued as an operating expense in 2003 for taxes payable in 2004.  On-site personnel costs, as a percent of gross possible income, were up from 12.4% in 2002 to 12.6% in 2003, a
2% increase.
     Mortgage interest expense for 2003 decreased by $96,300 from the amount reported for 2002. Approximately $59,200 of that decrease is attributable to lower interest rates on three mortgage loans that were refinanced in
July, 2002. The balance of the decrease is attributed primarily to a reduction in mortgage loan balances that resulted from scheduled monthly debt service. No mortgage loans were refinanced in 2003.
     General and administrative expenses in 2003 decreased by $100,770 from 2002 due primarily to a reduction in amounts incurred for professional fees. In 2002 the Trust expensed approximately $46,000, primarily legal fees, related to the transfer of rental operations to Century Realty Properties, L.P. and $62,500 for real estate appraisal fees. Offsetting the absence of those expenses in 2003, approximately $40,000 of legal and accounting fees were incurred in 2003 related the change in property management firms, corporate governance matters occasioned by the Sarbanes-Oxley Act of 2002,
and tax issues related to the controlled partnerships.   General and
administrative expenses amounted to 6.4% of income from real estate operations in 2003, compared with 7.1% in 2002. Officer and employee compensation, including payroll taxes and benefits, amounted to $288,100 in 2003, up 2.9% from $279,900 in 2002.
     In 2004 the Trust sold the Park Plaza apartments and executed contracts to sell the Fox Run apartments and the property formerly known as the Fortune House restaurant. In accordance with provisions regarding sales of long-lived assets of FAS No. 144, operating results of the three aforementioned properties were reclassified to income or loss from discontinued operations for prior periods.
     The changes in income and expenses attributable to discontinued operations are described in Note 4 to the consolidated financial statements. The Trust realized an operating loss of $70,508 in 2003 and operating income of $461,536 in 2002 from the three properties as follows:

                                                 2003         2002
                                              _________     _________
      Park Plaza apartments                  $  46,559      $ 223,586
      Fox Run apartments                       (152,520)      196,199
      Fortune House restaurant                   35,453        41,751
                                              _________     _________
      Total income (loss)                     $ (70,508)     $461,536

     During 2003 Park Plaza had occupancy of 75.6% and operating expenses were 62.4%, compared with occupancy of 85.5% and operating expenses of 53.9% for all of 2002 The decline in occupancy accounted for a decrease in revenue of $87,300, while the increase in expenses amounted to $87,100.
     During 2003 Fox Run had occupancy of 75.2% and operating expenses of 59.9% of gross possible income, compared with occupancy of 88.3% and operating expenses of 54.5% for 2002. The decline in occupancy accounted for a decrease in revenue of $216,200. The increase in the portion of gross possible income used for operating expenses amounted to $107,700 of additional costs. Marketing, decorating and carpeting costs intended to improve occupancy accounted for most of the increase in operating expenses.
     The decline in income from the Fortune House restaurant property reflects the scheduled decrease in the amount of previously deferred income recognized during the year.

CONTRACTUAL OBLIGATIONS
     The following schedule represents the Trust's obligations as of December 31, 2004 to make future payments under contracts, such as mortgage debt, lease agreements, and other long-term obligations (amounts in thousands):

                                           Payments Due by Period
                              __________________________________________
                                   Within 1   2 to 3    4 to 5   After 5
Obligations           Total         Year      Years     Years     Years
______________       _______       _______   _______   _______   _______
Mortgage notes       $33,026        $5,219    $6,569    $7,030   $14,208
Capital leases             -             -         -         -         -
Operating leases (1)       -             -         -         -         -
Purchase obligations       -             -         -         -         -
Other:   Tenants'
Deposits (2)             412             -         -         -       412
                     _______       _______   _______   _______   _______
Totals               $33,438        $5,219    $6,569    $7,030   $14,620

(1) The Trust is a lessee of certain office equipment, such as copying machines and postage equipment, which represent insignificant obligations.
(2) The Trust holds security deposits by tenants of its rental properties. Individual deposits that are refunded, in whole or in part, when a tenant vacates, are replaced by similar deposits received from incoming tenants. Changes in the aggregate amount of deposits held during any given period are not material.
     A mortgage loan on the land and buildings of the Fox Run apartments is scheduled to mature March 30, 2005 with a balance due of $4,531,000. The Fox Run apartments are under contract to be sold on terms that permit the buyer to delay closing of the sale until the third quarter of 2005. The mortgagor has granted an extension of the maturity date until the earlier of the closing date of the sale or December 31, 2005.

LIQUIDITY AND SOURCES OF CAPITAL
     At December 31, 2004, the Trust and its controlled partnerships had $3,037,000 in cash, including $355,700 in controlled partnership accounts, which management believes is sufficient to meet anticipated working capital requirements. Other than the gain realized from the sale of an apartment property in 2004, the Trust's investment properties have not produced sufficient cash flow since the first half of 2003 to justify distributions to shareholders. In December, 2004 the Trust distributed
$1.05 per share, all of which was designated as capital gain. Due to better than expected operating results in the fourth quarter of 2004, an additional $0.10 per share of capital gain will be paid in 2005. The Trust intends to resume quarterly distributions when operating results permit.
    Other than cash that may be required for property improvements and replacements which amounts may exceed funds generated by operations, management is not aware of any significant transactions or events which will require material expenditures in 2005. Management is considering recommendations by the property managers to undertake significant exterior painting and paving projects. The Trust has not made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 2005.
    Management expects to continue to operate as a qualified real estate investment trust, and to distribute to shareholders all of its otherwise taxable income. Since the Trust's net income for 2004 consisted entirely of gain from the sale of property, the $1,876,772 that was distributed to shareholders in 2004, was designated as capital gain. During 2003, the Trust distributed $672,517, all of which was designated as return of capital. The aggregate surplus cash distributed to the minority interest partners by the controlled partnerships totaled $6,101 during 2003. There were no distributions by the controlled partnerships in 2004.
    Due to differences in depreciation rates and carrying values of some properties, the net income reported for 2004 was 4.5% more than taxable income. The reported net loss for 2003, was 15% more than the loss for tax purposes; and, for 2002, reported net income was 5% less than taxable income.

IMPACT OF INFLATION
     Inflation, except for increases in real estate taxes payable in 2003 that resulted from the Indiana state-wide reassessment of real estate, has not had a significant impact on the Trust during 2004, 2003 and 2002.

BUSINESS RISK FACTORS AND PROSPECTS
     Among the factors, some of which are beyond the control of management, that could affect the Trust's business and results of its operations in the future are the following:
   * failure to generate sufficient marginal revenue to offset the marginal costs to comply with internal control documentation and related auditing requirements of the Sarbanes-Oxley Act of 2002.
   * failure by the Trust and its principal management agent to attract and retain qualified management personnel in key positions.
   * long-term unfavorable apartment market and economic conditions that adversely effect occupancy and rental rates.
   * difficulty selling properties that no longer meet the Trust's investment criteria.
   * unforeseen impediments in closing sales of properties that are under contract to be sold.
   * competitive factors that may inhibit the Trust's ability to lease apartments or to maintain or increase rental rates.
   * inability to generate sufficient revenue to service debt.
   * adverse changes in interest rates and real estate taxes that could have a negative impact on the market price of the Trust's shares.
   * failure to qualify for REIT status that could result in the imposition of income taxes.



ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust does not believe it is subject to market risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included on pages 8 through 18 of the annual shareholders report for the year ended December 31, 2003, are included as exhibits under Item 15.




Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2004 is as follows:

                                                Three Months Ended
                                 ______________________________________________

                                    March 31   June 30 September 30 December 31
________________________________________________________________________________

Rental and other operating income  $2,591,252 $2,587,929 $2,617,428 $2,616,613

Income (loss) before minority
 interest and discontinued
 operations                           (61,414)  (126,989)    38,311    267,018

Income (loss) from
 discontinued operations              (10,500) 2,660,816    (30,865)  (120,521)

Net income (loss)                     (59,306) 2,555,526     16,050    134,797
Earnings (loss) per
 share - basic and diluted:
 Income (loss) before
  discontinued operations          $    (0.03)$    (0.06)$     0.03 $     0.14
 Income (loss) from
  discontinued operations          $     0.00 $     1.49 $    (0.02)$    (0.07)

 Net income (loss)                 $    (0.03)$     1.03 $     0.01 $     0.07

Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2003 is as follows:

                                                 Three Months Ended
                                 ______________________________________________

                                    March 31   June 30 September 30 December 31
________________________________________________________________________________

Rental and other operating income  $2,463,895 $2,460,962 $2,519,224 $2,470,534

Income (loss) before minority
 interest and discontinued
 operations                           ( 7,094)  ( 60,974) (153,893)  (338,124)

Income (loss) from
 discontinued operations               47,797     56,273  (114,596)  ( 59,982)

Net income (loss)                      51,576      8,006  (237,062)  (363,178)
Earnings (loss) per
 share - basic and diluted:
 Income (loss) before
  discontinued operations          $    (0.00)$    (0.02)$   (0.07)$    (0.17)
 Income (loss) from
  discontinued operations          $     0.03 $     0.02 $   (0.06)$    (0.03)

 Net income (loss)                 $     0.03 $     0.00 $   (0.13) $   (0.20)


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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relative to executive officers, members of the Board of Trustees and nominee(s) for election to the Board of Trustees, which is included on pages 4 through 7 of the proxy statement for the annual meeting of shareholders to be held May 4, 2005, is incorporated herein by reference. The proxy statement will be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004. The Trust has no executive officers other than those individuals presently serving as Trustees.


ITEM 11. EXECUTIVE COMPENSATION

Information relative to management remuneration and transactions is included on page 7 of the proxy statement for the annual meeting of shareholders to be held May 4 2005, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information relative to security ownership of certain beneficial owners and management is included on pages 2 through 6 of the proxy statement for the annual meeting of shareholders to be held May 4, 2005, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or transactions, as defined under this item, nor are any contemplated, to be disclosed hereunder.


ITEM 14. ACCOUNTANTS FEES

Information relative to accountants fees is included on page 10 of the proxy statement for the annual meeting of shareholders to be held May 4 2005, and is incorporated herein by reference.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

         (a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

         (b) Reports on Form 8-K

             A Form 8-K was filed December 10, 2004 that reported, under Item 1.01, an agreement executed December 7, 2004, to sell the 256-unit Fox Run apartments for $6,975,000; and, reported, under Item 8.01, a separate agreement with a different party, to sell the land and building at 9106 Wesleyan Road in Indianapolis, formerly leased to a restaurant operator, for $850,000.

         (c) Exhibits

             (1) Consent of Independent Registered Public Accounting Firm

             (2) Code of Ethics for Senior Financial Officers executed by the President, Treasurer and CEO (Exhibit 14.1) and by the Controller and CFO (Exhibit 14.2) were filed with Form 10-K for the year ended December 31, 2003, and are incorporated herein by reference.

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

             (5) Other exhibits:
                   3(i)  - Trust Instrument of Century Realty Trust
                   3(ii) - Code of By-laws of Century Realty Trust
                   10.1  - Purchase Agreement executed December 7, 2004, for
                           sale of Fox Run Apartments
                   10.2  - Trustee's Option to Purchase Shares granted May 5,
                           2004, to Larry S. Boulet


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTURY REALTY TRUST


Date:  3/26/05                      By: S/ JOHN I. BRADSHAW, JR.
                                        President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  3/26/05                          S/ DAVID F. WHITE
                                        Controller


Date:  3/29/05                          S/ FRANCIS M. HAPAK
                                        Trustee, Chairman of the Board


Date:  3/31/05                          S/ JOHN W. ADAMS
                                        Trustee


Date:  3/27/05                          S/JOHN J. DILLON
                                        Trustee


Date:  3/27/05                          S/ MARVIN L. HACKMAN
                                        Trustee


Date:  3/29/05                          S/ JOHN A. WALLACE
                                        Trustee


Date:  3/28/05                          S/MURRAY R. WISE
                                        Trustee


Date:  3/28/05                          S/LARRY S. BOULET
                                        Trustee







ITEM 15(a)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                       SCHEDULES

The following consolidated financial statements of Century
Realty Trust and subsidiaries are included herein and in the annual report of the Registrant to its shareholders for the year ended December 31, 2004:

     Consolidated balance sheets - December 31, 2004 and 2003

     Consolidated statements of operations - Years ended December 31,
                                             2004, 2003 and 2002

     Consolidated statements of shareholders' equity - Years ended December 31,
                                                       2004, 2003 and 2002

     Consolidated statements of cash flows - Years ended December 31, 2004,
                                                2003 and 2002

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


ITEM 15(c) EXHIBITS

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Century Realty Trust and subsidiaries of our report dated February 25, 2005, included in the 2004 Annual Report to Shareholders of Century Realty Trust and subsidiaries.

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

Indianapolis, Indiana
March 30, 2005


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


Date: 3/26/05                                 /S/ John I. Bradshaw, Jr.
                                              Chief Executive Officer
                                              President and Treasurer


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


Date: 3/26/05                             S/ David F. White
                                          Controller (chief financial officer
                                          and principal accounting officer)



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


                                          S/ David F. White
                                          Controller (chief financial officer
                                          and principal accounting officer)


ITEM 15(a)1--Audited Financial Statements

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                              December 31
                                                         2004            2003
                                                     ___________    ___________
Assets
Real estate investments:
  Land                                                $3,140,029     $3,156,889
  Buildings                                           44,531,489     44,432,745
  Equipment                                              769,765        756,135
  Allowances for depreciation                        (14,903,389)   (13,783,584)
                                                     ___________    ___________
                                                      33,537,894     34,562,185
                                                     ___________    ___________
Real estate held for sale, net
 of allowances for depreciation,
 2004 - $1,861,117, 2003 - $3,304,950                  5,834,086      6,530,175
Cash and cash equivalents                              3,037,234      1,550,459
Restricted cash                                        1,885,865      1,431,860
Accounts and accrued interest receivable                 426,478        330,530
Unamortized management contracts                         189,686        254,721
Unamortized mortgage costs                               275,478        292,904
Undeveloped land                                          99,675         99,675
Other assets                                             185,075        115,561
Real estate held for sale, other assets                  398,114        381,110
                                                     ___________    ___________
                                                     $45,869,585    $45,549,180
                                                     ___________    ___________
                                                     ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                             $33,026,470    $33,437,032
  Accounts payable and accrued liabilities               580,338        466,210
  Accrued interest                                       150,236        176,875
  Accrued property taxes                               1,386,978      1,328,217
  Tenants' security deposits and unearned income         520,118        509,114
  Real estate held for sale, other liabilities           405,074        592,045
                                                     ___________    ___________
                                                      36,069,214     36,509,493

Minority interest in operating partnerships              315,004        396,135

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued - 1,795,909 shares including 6,507 in
    treasury in 2004, and 1,790,297 shares
    including 8,507 shares in treasury in 2003         9,599,697      9,548,835
  Overdistributed income other than from
    gain on the sale of real estate                   (2,176,023)    (2,133,491)
  Undistributed net realized gain from the
    sale of real estate                                2,128,905      1,316,078
  Cost of treasury shares                                (67,212)       (87,870)
                                                     ___________    ___________
                                                       9,485,367      8,643,552
                                                     ___________    ___________
                                                     $45,869,585    $45,549,180
                                                     ___________    ___________
                                                     ___________    ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                    Year ended December 31
                                             2004          2003          2002
                                          __________    __________    __________
Income:
Real estate operations:
  Rental Income                         $10,233,114    $9,745,507   $10,215,619
  Other income                              180,108       169,108       189,558
                                         __________    __________    __________
                                         10,413,222     9,914,615    10,405,177
  Less:
    Real estate operating expenses        4,921,806     4,820,743     4,291,621
    Depreciation                          1,418,720     1,456,135     1,516,766
    Real estate taxes                     1,018,211     1,375,129     1,132,443
                                         __________    __________    __________
                                          7,358,737     7,652,007     6,940,830
                                         __________    __________    __________
                                          3,054,485     2,262,608     3,464,347
Interest income                              38,780        16,615        22,075
                                         __________    __________    __________
                                          3,093,265     2,279,223     3,486,422
Expenses:
Interest                                  2,128,408     2,205,435     2,301,782
Mortgage loan extinguishment costs          117,044            -        293,484
General and administrative expenses         730,887       633,873       734,643
                                         __________    __________    __________
                                          2,976,339     2,839,308     3,329,909
                                         __________    __________    __________
Income (loss) before minority interest
 and discontinued operations                116,926      (560,085)      156,513

Minority interest in operating
 partnerships                                31,211        89,935        71,190
                                         __________    __________    __________
Income (loss) before
 discontinued operations                   $148,137     ($470,150)     $227,703

Income (loss) from discontinued
 operations, including $2,689,599
 gain on sale of property in 2004         2,498,930       (70,508)      461,536
                                         __________    __________     _________
Net income (loss)                         2,647,067      (540,658)      689,239
                                         __________    __________    __________
                                         __________    __________    __________

Earnings (loss)per share -
 basic and diluted:
  Income (loss) before
   discontinued operations                    $0.08        ($0.26)        $0.13
  Income (loss) from
   discontinued operations                    $1.40        ($0.04)        $0.26
                                         __________    __________     _________
  Net income (loss)                           $1.48         $0.30         $0.39
                                         __________    __________    __________
                                         __________    __________    __________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Shareholders' Equity
                                                    Undistributed
                                                (Overdistributed)  Undistributed
                                                     Income Other            Net
                             Outstanding                Than From       Realized
                               Shares of  Shares of       Gain on      Gain from     Cost of
                               Benefical  Benefical       Sale of        Sale of    Treasury
                               Interest    Interest   Real Estate    Real Estate      Shares       Total
                             ___________________________________________________________________________
Balance at January 1, 2002    1,749,042  $9,327,102     ($625,709)    $1,316,078   ($198,392) $9,819,079
  Shares issued                  12,659     145,730           -              -             -     145,730
  Net income for 2002                  -          -       689,239            -             -     689,239
  Dividends ($.56 per share)           -          -      (983,846)           -             -    (983,846)
                              _________  __________    __________     __________  __________  __________
Balance at December 31, 2002  1,761,701   9,472,832      (920,316)     1,316,078    (198,392)  9,670,202
  Shares issued                   9,389      76,850           -              -             -      76,850
  Stock options exercised        10,700        (847)          -              -       110,522     109,675
  Net loss for 2003                    -          -      (540,658)           -             -    (540,658)
  Dividends ($.38 per share)           -          -      (672,517)           -             -    (672,517)
                              _________  __________    __________     __________  __________  __________
Balance at December 31, 2003  1,781,790  $9,548,835   ($2,133,491)    $1,316,078    ($87,870) $8,643,552
  Shares issued                   5,612      49,920           -              -             -      49,920
  Stock options exercised         2,000         942           -              -        20,658      21,600
  Net income (loss) for 2004           -          -       (42,532)     2,689,599           -   2,647,067
  Dividends ($1.05 per share)          -          -           -       (1,876,772)          -  (1,876,772)
                              _________  __________    __________     __________  __________  __________
Balance at December 31, 2004  1,789,402  $9,599,697   ($2,176,023)    $2,128,905    ($67,212) $9,485,367
                              _________  __________    __________     __________  __________  __________
                              _________  __________    __________     __________  __________  __________


See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                 Year ended December 31
                                             2004        2003        2002
                                         __________  __________  __________
Operating Activities
Net income (loss)                        $2,647,067   ($540,658)   $689,239
Adjustments to reconcile net
 income (loss)to net cash provided by
 operating activities:
   Less gain on sale
    of apartment property                (2,689,599)         -           -
   Depreciation and amortization          1,711,885   1,796,467   1,854,553
   Write off unamortized costs of
    mortgage loans extinguished              56,572          -      192,543
   Minority interest                        (31,211)    (89,935)    (71,190)
   Changes in operating assets
    and liabilities:
     Restricted cash                       (358,265)   (150,018)   (179,341)
     Accounts and accrued income
      receivable                            (69,237)    (74,501)   (110,611)
     Other assets                           (76,106)    (23,167)    (58,032)
     Accounts payable and accrued
      liabilities                           102,598     404,556     159,945
     Tenants' security deposits and
      unearned rent                          33,108      48,991       2,176
                                         __________  __________  __________
Net cash provided by operations           1,326,812   1,371,735   2,479,282

Investing Activities:
Net proceeds from sales of property       2,989,586          -           -
Purchase of property and improvements      (389,546)   (389,675)   (709,037)
Lease principal payments received            51,731      49,548      43,249

Net cash provided by (used in)           __________  __________  __________
 investing activities                     2,651,771    (340,127)   (665,788)

Financing Activities:
Net short-term bank
 borrowings (repayments)                         -           -      (92,406)
Net proceeds from mortgage
 notes payable                            4,484,115          -    5,990,699
Mortgage loan balances refinanced        (4,410,439)         -   (5,658,466)
Principal payments on mortgage
 notes payable                             (710,312)   (664,591)   (620,565)
Sale of treasury shares                      21,600     109,675          -
Distributions to minority interest               -       (6,101)    (16,460)
Dividends paid to shareholders           (1,876,772)   (671,183)   (981,544)
                                         __________  __________  __________
Net cash used in
 financing activities                    (2,491,808) (1,232,200) (1,378,742)
                                         __________  __________  __________
Net increase (decrease) in cash
 and cash equivalents                     1,486,775    (200,592)    434,752
Cash and cash equivalents
 at beginning of year                     1,550,459   1,751,051   1,316,299
                                         __________  __________  __________
Cash and cash equivalents
 at end of year                          $3,037,234  $1,550,459  $1,751,051
                                         __________  __________  __________
                                         __________  __________  __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities
 were as follows:
   Issued 5,612, 9,389 and 12,659
   shares of beneficial interest in
   2004, 2003 and 2002, respectively, in
   exchange for operating partnership
   units (See Note 3)                       $49,920     $76,850    $145,730


See accompanying notes.



Century Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004


1. Significant Accounting Policies


Organization and Management Agreements:


Century Realty Trust (the Trust) commenced operations under a Plan of Reorganization as of January 1, 1973, as the successor in interest to American National Trust and Republic National Trust. CRT Investments, Inc. was formed as a wholly owned subsidiary in 2001. Century Realty Properties, L.P., an Indiana limited partnership, was formed in 2001, with Century Realty Trust as its manager and sole general partner and CRT Investments, Inc. as its sole limited partner. During 2001, the Trust conveyed substantially all of its investment properties to Century Realty Properties, L.P. Charter Oaks Associates, LLC and CR Management, Inc. were formed as wholly owned subsidiaries in 1997. CR Management, Inc. is the manager and sole general partner of five partnerships (Porter Portfolio), each of which owns one apartment property as its principal asset. As the sole general partner and pursuant to each partnership agreement, the Trust, through its wholly owned subsidiary, has full, exclusive and complete responsibility and discretion in the management and control of each of these five partnerships. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. Interests held by limited partners other than the Trust in the five real estate partnerships are reflected as minority interests in operating partnerships. Charter Oaks Associates, LLC holds title to the Charter Oaks apartments in Evansville, Indiana, which the Trust purchased in 1997.

The Trust owns and operates 14 residential rental properties and three commercial properties throughout Indiana. The Trust also owns two restaurant properties in Indiana and Florida. At December 31, 2004, one of the residential properties and the restaurant property in Indiana were under contract to be sold in 2005. The Trust aggregates its properties into a single investment property segment because the residential rental properties have similar economic characteristics, facilities and services, and the restaurant and commercial properties are not material to the consolidated financial statements to warrant separate disclosure. All segment disclosures are included in or can be derived from the Trust's consolidated financial statements.

The residential rental properties owned and controlled by the Trust are managed under agreements with independent property management firms. The agreements provide for management fees based generally on gross rental collections.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Trust, and its wholly owned and controlled subsidiaries, including the five operating partnerships controlled by CR Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Unamortized Management Contracts:

Unamortized management contracts represent the allocation of the purchase price related to the Porter Portfolio acquisition identifiable with obtaining management of those properties (See Note 3). Amortization is computed by the straight-line method for a 10 year period which is the number of years the limited partners in the five controlled partnerships have to exchange their operating partnership units (O.P. units) into shares of beneficial interest of the Trust. The cumulative amortization was $460,664 and $395,629 at December 31, 2004 and 2003, respectively.

Unamortized Mortgage Costs:

Unamortized mortgage costs represent costs incurred to acquire long-term financing. Amortization is computed by the straight-line method based on the terms of the loans which approximates the effective interest method. The cumulative amortization was $197,987 and $267,021 at December 31, 2004 and 2003, respectively.

Real Estate Investments:

Real estate investments are stated on the basis of cost. Depreciation is computed by the straight-line method based on estimated economic lives ranging from 29 to 40 years for buildings and 3 to 15 years for equipment.

When an event or change in circumstance indicates that future undiscounted cash flows and net realizable value is insufficient to recover the carrying value of a long-lived asset, the asset value is reduced to fair market value, and an impairment loss is recognized.

Real estate investments classified as held for sale are generally under contract to be sold with a high probability of being consummated within one year. Real estate held for sale is carried at the lower of cost, net of accumulated depreciation, or fair market value less cost to dispose. Income net of expenses related to real estate held for sale is classified on the Statement of Operations as income or loss from discontinued operations.

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

Net Income (loss) per Share:

Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No.128.

Stock Based Compensation:

As permitted by SFAS No. 123, Accounting for Stock Based Compensation the Trust accounts for its trustee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for stock options to the extent the option exercise price equals fair value on the date of the grant. If compensation expense for the Company's stock options had been determined based on the fair value method of accounting, net income (loss) and earnings (loss) per share would not have been materially impacted.

Use of Estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:

In December 2004, SFAS No. 123(R), Share Based Payments was issued. Among other items, SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting for stock options, and requires companies to recognize the cost of service received in exchange for stock options based on the grant date fair value of those awards. The effective date of SFAS No. 123 (R) is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for the Trust. The Trust expects to adopt SFAS No. 123(R) effective July 1, 2005, however, the Trust, has not yet determined which of the adoption methods or pricing models allowed under the new standard will be selected.

2. Real Estate Investments

Real estate investments consist principally of apartments and commercial properties in Indiana. In connection with these properties, the Trust is principally a lessor using short-term operating leases except for two restaurant properties, which it leased to the operators under long-term agreements, the last of which expired in 2004. The Indiana restaurant property is closed and held for sale at December 31, 2004. The Florida restaurant property is currently operating under a month-to-month rental agreement.

3. Interest In Operating Partnerships

In 1997 the Trust, through its wholly owned subsidiary, CR Management, Inc., acquired from a single unrelated seller, the general partner interest in five limited partnerships (the Porter Portfolio) each of which owned a single apartment property as its principal asset.

The acquisition resulted in creating five new partnerships that issued, in the aggregate, 286,908 O.P. units to the selling partnerships for their contribution of net assets to the newly formed partnerships. At the date of acquisition, the market value of the Trust's shares of beneficial interest was $11.625 per share.

The acquisition agreement provided that the Trust would use it best efforts to grant to each beneficial owner of O.P. units, commencing two years after closing, the right to exchange those units on a one for one basis for shares of beneficial interest of the Trust.

Such exchange rights were granted in December, 1999, effective January 1, 2000 and on the first day of each quarter thereafter, and will exist until November 27, 2007, at which time the Trust may, at its option, require the exchange of any remaining outstanding O.P. units. Through December 31, 2004, holders of 242,381 O.P. units have elected to exchange their units for shares of beneficial interest. The Trust repurchased 13,793 of those shares, for a total cost of $162,986, from residents of certain states with which the Trust elected not to register its shares. As a result of the exchanges, the Trust owned 84.6% of the limited partnership interests in the Porter Portfolio partnerships at December 31, 2004.

Due to the level of control that the Trust has over the activities and operations of each of these partnerships included in the Porter Portfolio, the financial position and results of operations of those partnerships are included in the consolidated financial statements of the Trust from the date of their acquisition. The equity interests that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.

4. Real Estate Held For Sale and Discontinued Operations

In April, 2004 the Trust sold the Park Plaza apartments, a 176-unit apartment community in Indianapolis, and in December, announced that it had entered into contracts with separate unrelated parties to sell the Fox Run apartments, a 256-unit apartment community in Indianapolis, and a restaurant property formerly operated as the Fortune House at 9106 Wesleyan Road in Indianapolis. Both the Fox Run contract and restaurant property contract contain a number of contingencies to be resolved before the sales can be consummated in 2005. Assuming both pending sales are completed in accordance with the contract terms, which management believes have a high probability of occurring, the Trust will receive gross proceeds of $6,975,000 for the Fox Run property and $850,000 for the Fortune House property. The Trust will utilize the proceeds to pay off the mortgage note payable on the Fox Run property which totaled approximately $4,574,000 at December 31, 2004. The Fortune House property does not have a mortgage note payable outstanding at December 31, 2004.

In accordance with provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the property sold and the two properties with sales pending are classified in the balance sheets as Real Estate Held for Sale. The results of operations with respect to the three properties have been separately classified for all periods presented as discontinued operations.

Following is a summary of the income (loss) from operations of Park Plaza apartments, Fox Run apartments and the formerly net-leased restaurant property at 9106 Wesleyan Road, Indianapolis, for 2004, 2003 and 2002:


                                              Year Ended December 31
                                           2004         2003        2002

Rental income                             $1,560,248  $2,016,519  $2,293,784
Other income                                  58,173      73,906     100,120
Income from financing leases                   8,856      16,548      22,846
                                          __________  __________  __________
                                           1,627,277   2,106,973   2,416,750
Less:
   Rental operating expenses               1,034,640   1,404,105   1,226,737
   Provision for depreciation                246,969     292,901     287,816
   Real estate taxes                         346,843     281,460     235,662
   Interest expense                          189,494     199,015     204,999
                                          __________  __________  __________
                                           1,817,946   2,177,481   1,955,214
                                          __________  __________  __________
Income (loss) from discontinued
 operations, before gain on sale            (190,669)    (70,508)    461,536

Gain on sale of apartment property         2,689,599            -          -

Income (loss) from discontinued           __________  __________  __________
 operations                               $2,498,930    ($70,508)   $461,536

5. Short-term Debt

The Trust elected not to renew its line of credit in 2004. At December 31, 2003, the maximum borrowing limit was $3,000,000, against which the Trust had no borrowings. The line of credit agreement included a covenant that required the Trust to demonstrate a minimum level of operating income for the quarter preceding borrowing under the agreement. For the quarters ended September 30, 2003 and December 31, 2003, the Trust did not achieve the specified minimum operating results to borrow against this line of credit and accordingly no borrowings were made.

6. Mortgage Notes Payable

Mortgage notes are payable in monthly installments, including interest at rates ranging from 4% to 9% per annum, and mature from March 30, 2005 to August 1, 2037. At December 31, 2004 and 2003, mortgage notes payable by the Trust amounted to $33,026,470 and $33,437,032, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2004 is: 2005, $5,219,012; 2006, $6,039,473; 2007,
$529,809; 2008, $6,307,744; 2009, $722,497 and thereafter $14,207,935.

At December 31,2004 and 2003, the Fox Run apartments had an outstanding mortgage note payable of $4,573,800 and $4,698,760, respectively. The mortgage note payable on the Fox Run apartments matures on March 30, 2005. In connection with the sale of the Fox Run apartments, the Trust intends to repay in its entirety, the outstanding balance on the Fox Run mortgage. There is no outstanding mortgage debt related to the Fortune House property which is also held for sale at December 31, 2004.

A mortgage loan on the Chester Heights apartments that provided for monthly payments of $9,986, including 8.125% interest, matured in October 2004 with an unpaid balance of $731,787. That balance was repaid with the proceeds of a new $731,787 mortgage loan from the same lender, repayable in monthly installments of $9,566, including 4.7% interest, until it matures in October 2009 with a balance due at maturity of $287,140.

Two of the mortgage loans from the Porter Portfolio totaling $3,684,450 were repaid during 2004 using the proceeds of two new fixed rate long-term mortgage loans approximately totaling $3,978,400. The new loans allowed the Porter Portfolio to reduce their aggregate average interest rate from approximately 7.6% to 6.4%. In connection with the refinancing, the two respective partnerships wrote-off unamortized costs of $56,572 and incurred loan prepayment premiums of $60,471.

Cash paid for interest was $2,357,631, $2,411,133, and $2,451,779 for the years ended December 31, 2004, 2003, and 2002, respectively.

At December 31, 2004, approximately $24,743,000 of the owned real estate investments, and $11,511,000 of controlled partnership-owned real estate investments, after allowances for depreciation, represents collateral for the mortgage notes payable.

7. Shareholder Rights Plan

A Shareholder Rights Plan that the Board of Trustees adopted in 1989 expired December 31, 2004, and all Rights granted therewith were revoked. Under that plan each outstanding share had one purchase right to purchase from the Trust one share of beneficial interest at a price of $20 per share, subject to certain antidilution adjustments. The Rights were not exercisable or transferable apart from the shares at any time during the existence of the Plan.

8. Stock Options

In May, 2004, the Board of Trustees granted to a newly elected Trustee, an option to purchase up to 5,000 shares of beneficial interest exercisable on or before May 5, 2007, at a price of $10.80 per share, the fair market value at the date of grant. Options for 2,000 shares were exercised in December, 2004. Options for 3,000 shares were unexercised at December 31, 2004.

No options were granted during 2003 and there were no unexercised options at December 31, 2003.

9. Fair Values of Financial Instruments

The following methods and assumptions were used by the Trust in estimating its fair value disclosures for financial instruments:

Cash, Cash Equivalents and Restricted Cash: The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

Short-term Debt and Mortgage Notes Payable: The fair values of the Trust's mortgage notes payable are estimated using discounted cash flow analyses, based on the Trust's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Trust's financial instruments are as follows:

                                                  December 31, 2004
                                              __________________________
                                                Carrying       Fair
                                                 Amount       Value
                                              __________________________
Cash and cash equivalents                     $  3,037,234  $  3,037,000
Restricted cash                                  1,885,865     1,885,000
Mortgage notes payable                          33,026,470    33,437,000


                                                  December 31, 2003
                                              __________________________
                                                Carrying       Fair
                                                 Amount       Value
                                              __________________________
Cash and cash equivalents                     $  1,550,459  $  1,550,000
Restricted cash                                  1,742,053     1,742,000
Mortgage notes payable                          33,437,032    33,575,000

10. Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of the earnings (loss) per share computation is as follows:

                                           2004         2003         2002
                                        ___________________________________
Numerator (net income/loss):
 Numerator for basic and diluted
  earnings (loss) per share             $2,647,067  $ (540,658)  $  689,239
                                        ___________________________________
                                        ___________________________________
Denominator:
 Denominator for basic earnings
  (loss) per share-weighted average
  shares                                 1,786,602   1,774,987    1,757,079
 Effect of dilutive securities:
  Stock options                                747          -         1,621
 Denominator for diluted earnings
  (loss) per share-adjusted weighted
  average shares and assumed            ___________________________________
  conversions                            1,787,349   1,774,987    1,758,700
                                        ___________________________________
                                        ___________________________________
Basic earnings (loss) per share             $1.48  $    (0.30)  $      0.39
                                        ___________________________________
                                        ___________________________________
Diluted earnings (loss) per share           $1.48  $    (0.30)  $      0.39
                                        ___________________________________
                                        ___________________________________

Shareholder rights have not been included in the earnings (loss) per share calculation because they would be anti-dilutive at December 31, 2003 and 2002.

11. Federal Income Taxes

The Trust intends to continue to qualify as a real estate investment trust as defined in the Internal Revenue Code and will distribute the majority of its taxable income. Realized gains on the sale of investments are distributed to shareholders if and when recognized for income tax purposes.

The Trust initially intended to use the proceeds from the sale of the Park Plaza apartments in April, 2004 to acquire replacement investment property in accordance with provisions of Internal Revenue Code Section 1031. The Trust was unable to acquire a suitable replacement, and subsequently declared and paid a special cash distribution of $1.05 per share, an amount management believed would approximate the otherwise taxable income of the Trust for 2004.

Due to more favorable that expected operating results in the fourth quarter of 2004, including reductions in real estate taxes for several locations, the special cash distribution in December was not sufficient to offset all of the Trust's otherwise taxable income. The Board of Trustees intends to declare a special cash dividend in 2005 that will include the 2004 distribution deficiency.

Assuming that the Trust complies with other requirements with the Internal Revenue Code, income, including capital gain, will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the consolidated financial statements.

12. Shareholder Recommendation

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

13. Subsequent Event (Unaudited)

In connection with the proposed sale of the Fox Run apartments, as described in Note 4, the mortgagee agreed to extend the maturity date of the Fox Run apartment mortgage note until December 31, 2005 (See Note 6). Principal payments will remain unchanged at $10,470 per month until the expected sale of the property occurs. The Trust incurred an extension fee in connection with the new mortgage terms equal to 1/4% of the outstanding balance, or $11,327. Management believes that the extension provides the Trust sufficient time and funding to complete the sale of Fox Run.




           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees
Century Realty Trust

We have audited the accompanying consolidated balance sheets of Century Realty Trust and Subsidiaries (the Trust) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Realty Trust and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


February 25, 2005                                   S/ERNST & YOUNG
Indianapolis, IN


SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

CENTURY REALTY TRUST

December 31, 2004

                                                 Col. B            Col. C                  Col. D
                                                                                     Cost Capitalized
                                                         Initial Cost to Company      Subsequent to
                                                                                        Acquisition
                                                         _______________________  _____________________
                                                                     Buildings
                                                                        and                    Carrying
                Description                 Encumbrances    Land    Improvements  Improvements  Costs
__________________________________________ _____________ __________ ____________  ____________ ________
Garden apartments (no. of units)
  Chester Heights (110), Richmond, IN           $716,152    $56,700     $852,500      $324,806  $  ---
  Park Forest (64), Marion, IN                   728,716     57,800      517,200       455,285     ---
  Fontenelle (176), Kokomo, IN                      ---     128,000    1,622,000     1,353,201     ---
  Driftwood Park (48), Indianapolis, IN          523,601    117,000    1,168,308       253,612     ---
  Regency Royale (132), Mishawaka, IN          1,744,829    125,000    3,638,499       218,301     ---
  Creek Bay (208), Indianapolis, IN            6,220,143    340,940    7,101,480       218,884     ---
  Eagle Creek Park (188), Indianapolis, IN     4,732,103    378,000    5,679,172       518,584     ---
  Charter Oaks (192), Evansville, IN           3,383,335    241,500    4,851,716       263,041     ---
  Barcelona (64), Kokomo, IN                   1,267,413     59,200    1,350,384       116,672     ---
  Beech Grove (182), Jeffersonville, IN        2,700,000    469,000    3,612,360       264,626     ---
  Hampton Court (92), Indianapolis, IN         1,333,319    225,600    1,481,900        81,425     ---
  Sheffield Square (152), New Albany, IN       3,185,333    227,000    4,020,424       251,458     ---
  West Wind Terrace (96), Indianapolis, IN     1,323,775    136,700    1,610,241       102,190     ---
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN          593,951     54,000      446,075       187,947     ---
  Office (17,000), Indianapolis, IN                 ---      71,500      457,818        78,249     ---
  Office (34,000), Indianapolis, IN                 ---     348,725    1,184,344       184,646     ---
Net leased restaurant (square feet):
  Miami Subs (3,500), Longwood, FL                  ---     113,479       54,026          ---      ---
                                             ___________ __________  ___________    __________ ________
                                              28,452,670  3,150,144   39,648,447     4,872,927     ---
  Equipment--various locations                      ---        ---       407,266       231,312     ---
                                             ___________ __________  ___________    __________ ________
            TOTAL REAL ESTATE INVESTMENTS    $28,452,670 $3,150,144  $40,055,713    $5,104,239  $  ---
                                             ___________ __________  ___________    __________ ________
                                             ___________ __________  ___________    __________ ________
Real estate held for sale:
  Fox Run apartments (256), Indianapolis, IN  $4,573,800   $398,000   $6,446,469      $450,634     ---
  Fortune House (5,000), Indianapolis, IN           ---     136,494       47,419          ---      ---
  Equipment--Fox Run apartments                     ---        ---        85,000       131,187
                                             ___________ __________  ___________    __________ ________
          TOTAL REAL ESTATE HELD FOR SALE      4,573,800    534,494    6,578,888       581,821     ---
                                             ___________ __________  ___________    __________ ________
          TOTAL REAL ESTATE HELD FOR
              INVESTMENT AND SALE            $33,026,470 $3,684,638  $46,634,601    $5,686,060  $  ---
                                             ___________ __________  ___________    __________ ________
                                             ___________ __________  ___________    __________ ________

Undeveloped land - various locations         $              $99,675  $              $           $   ---
                                             ___________ __________  ___________    __________ ________
                                             ___________ __________  ___________    __________ ________



SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

CENTURY REALTY TRUST

December 31, 2004

                                                             Col. E                   Col. F      Col. G      Col. H        Col.I
                                                     Gross Amount at Which
                                                  Carried at Close of Period
                                                                                                                      Life on Which
                                             ___________________________________                                     Depreciation in
                                                          Buildings                                                   Latest Income
                                                            and                   Accumulated     Date of     Date      Statements
                Description                    Land     Improvements    Total     Depreciation Construction Acquired   Is Computed
__________________________________________  ___________ ____________ ___________  ____________ ____________ ________  ______________
Garden apartments (no. of units)
  Chester Heights (110), Richmond, IN          $46,585   $1,187,421  $1,234,006     $1,066,721     1965       01/73        31 years
  Park Forest (64), Marion, IN                  57,800      972,485   1,030,285        823,716     1962       01/73        31 years
  Fontenelle (176), Kokomo, IN                 128,000    2,975,201   3,103,201      2,543,076     1966       01/73        29 years
  Driftwood Park (48), Indianapolis, IN        117,000    1,421,920   1,538,920        742,207     1963       09/89        28 years
  Regency Royale (132), Mishawaka, IN          125,000    3,856,800   3,981,800      1,144,934     1983       06/93        40 years
  Creek Bay (208), Indianapolis, IN            340,940    7,320,364   7,661,304      2,036,883     1992       12/93        40 years
  Eagle Creek Park (188), Indianapolis, IN     378,000    6,197,756   6,575,756      1,749,508     1974       03/94        40 years
  Charter Oaks (192), Evansville, IN           241,500    5,114,757   5,356,257        981,741     1984       06/97        40 years
  Barcelona (64), Kokomo, IN                    59,200    1,467,056   1,526,256        279,095     1971       11/97        33 years
  Beech Grove (182), Jeffersonville, IN        469,000    3,876,986   4,345,986        706,419     1973       11/97        33 years
  Hampton Court (92), Indianapolis, IN         225,600    1,563,325   1,788,925        287,645     1980       11/97        33 years
  Sheffield Square (152), New Albany, IN       227,000    4,271,882   4,498,882        772,151     1974       11/97        33 years
  West Wind Terrace (96), Indianapolis, IN     136,700    1,712,431   1,849,131        315,807     1967       11/97        33 years
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN         54,000      634,022     688,022        459,611     1972       10/77        33 years
  Office (17,000), Indianapolis, IN             71,500      536,067     607,567        289,755     1966        7/86        33 years
  Office (34,000), Indianapolis, IN            348,725    1,368,990   1,717,715        282,030     1975        5/97        40 years
Net leased restaurant (square feet):
  Miami Subs (3,500), Longwood, FL             113,479       54,026     167,505         35,383     1978        1/79        10 years
                                            __________ ____________ ___________    ___________
                                             3,140,029   44,531,489  47,671,518     14,516,682
  Equipment--various locations                    ---       769,765     769,765        386,707    Various    Various     3-15 years
                                            __________ ____________ ___________    ___________
            TOTAL REAL ESTATE INVESTMENTS   $3,140,029  $45,301,254 $48,441,283(A) $14,903,389(A)
                                            __________ ____________ ___________    ___________
                                            __________ ____________ ___________    ___________
Real estate held for sale:
  Fox Run apartments(256), Indianapolis, IN   $398,000   $6,897,103  $7,295,103     $1,755,877     1974       03/95        40 years
  Fortune House (5,000), Indianapolis, IN      136,494       47,419     183,913           ---      1979       11/79          N/A
  Equipment--Fox Run apartments                   ---       216,187     216,187        105,240
                                            __________ ____________ ___________    ___________
          TOTAL REAL ESTATE HELD FOR SALE      534,494    7,160,709   7,695,203(B)   1,861,117(B)
                                            __________ ____________ ___________    ___________
          TOTAL REAL ESTATE HELD FOR
              INVESTMENT AND SALE           $3,674,523  $52,461,963 $56,136,486    $16,764,506
                                            __________ ____________ ___________    ___________
                                            __________ ____________ ___________    ___________

Undeveloped land - various locations           $99,675 $                $99,675(C) $                N/A         1/73          N/A
                                            __________ ____________ ___________    ___________
                                            __________ ____________ ___________    ___________


(A) The aggregate carrying value for tax purposes is $25,931,627
(B) The aggregate carrying value for tax purposes is $5,908,870
(C) The aggregate carrying value for tax purposes is $72,522

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

CENTURY REALTY TRUST

December 31, 2004

                                                                Total Land,
                                                 Buildings       Buildings
                                                    and             and                        Accumulated   Undeveloped
                                    Land        Improvements    Improvements      Equipment    Depreciation      Land
                                  __________    ____________    ____________     __________     ___________  ___________
Balance January 1, 2002           $3,776,383     $52,792,086     $56,568,469     $1,357,386     $14,623,791     $99,675
   Additions:
      Improvements                      ---          610,912         610,912         98,125            ---         ---
      Depreciation                      ---             ---             ---            ---        1,731,340        ---
   Deductions:
      Fully amortized costs             ---           74,245          74,245        295,902         370,147        ---
                                  __________     ___________     ___________     __________     ___________    ________
Balance December 31, 2002          3,776,383      53,328,753      57,105,136      1,159,609      15,984,984      99,675
   Additions:
      Improvements                      ---          245,840         245,840        143,835            ---         ---
      Depreciation                      ---             ---             ---            ---        1,676,226        ---
   Deductions:
      Fully amortized costs             ---          309,680         309,680        262,996         572,676        ---
                                  __________     ___________     ___________     __________     ___________    ________
Balance December 31, 2003         $3,776,383     $53,264,913     $57,041,296     $1,040,448     $17,088,534     $99,675
   Additions:
      Improvements                      ---          346,021         346,021         90,946            ---         ---
      Depreciation                      ---             ---             ---            ---        1,592,786        ---
   Deductions:
      Property sold                  101,860       1,965,316       2,067,176         79,831       1,681,596
      Fully amortized costs             ---          169,607         169,607         65,611         235,218        ---
                                  __________     ___________     ___________     __________     ___________    ________
Balance December 31, 2004         $3,674,523     $51,476,011     $55,150,534       $985,952     $16,764,506     $99,675
                                  __________     ___________     ___________     __________     ___________    ________
                                  __________     ___________     ___________     __________     ___________    ________





OTHER EXHIBITS

EXHIBIT 3(i)



                     COPY OF THE TRUST INSTRUMENT OF CENTURY REALTY TRUST AS FILED AND RECORDED DECEMBER 21, 1972,
                           AND WITH ALL AMENDMENTS THERETO
                            ADOPTED THROUGH AND INCLUDING
                                   DECEMBER 31,2004
                      ____________________________________________



                     TRUST INSTRUMENT OF CENTURY REALTY TRUST
                     (An Indiana Real Estate Investment Trust)

      This TRUST INSTRUMENT is made this 6th day of December, 1972, by the undersigned trustees with the undersigned and with the persons hereinafter called Beneficiaries.

                             ARTICLE I.  DEFINITIONS

      Section 1.1. Name. This trust shall be known as CENTURY REALTY TRUST (hereinafter called "the Trust" or "Trust").

      Section 1.2. Organization. The Trust is hereby declared to be a business trust under the Indiana Business Trust Act of 1963 (Ind. Code 23-5-1-1 and following). The Trustees intend that the Trust comply with Sections 856, 857, and 858 of the Internal Revenue Code of 1954 (P.L. 86-779 as amended: Title 26 United States Code annotated Section 856 and following):
References in this Trust Agreement to Internal Revenue Code of 1954 shall mean the U.S. Internal Revenue Code of 1954 as amended.

      Section 1.3. Trust Instrument. This trust instrument, together with amendments thereto made from time to time, constitutes the trust instrument of the Trust.

      Section 1.4.  Trustees.  The Trustees shall consist of five (5) to nine
(9) persons, subject to vacancies which shall be filled as provided in this trust instrument. The original trustees shall be the undersigned trustees.
The trustees from time to time thereafter shall be those duly elected or appointed as provided in this trust instrument. The term "trustee" shall apply to the trustees collectively in their fiduciary capacity and shall not apply to them severally or as individuals.

      Section 1.5. Shareholders. The term "shareholders" shall apply jointly and severally to the persons who are holders of record on the books of the Trust or any registrar or transfer agent acting on behalf of the Trust of certificates of beneficial interest in the Trust. It shall include the word "stockholders", "certificate holders" or "beneficiaries", when appropriate.

      Section 1.6. Shares. The term "shares" means shares of beneficial interest in the Trust as evidenced by certificates of beneficial interest.

                          ARTICLE 11.  INVESTMENT POLICIES

      Section 2.1. Type of Property. The trustees will attempt to comply with the provisions of Section 856, 857 and 858 of the Internal Revenue Code of 1954, at the earliest practicable date consistent with the best Interests of the Trust.

      Section 2.2. Policy. The policy of the Trust will be to invest primarily in Real Estate Equities and Mortgage Loans secured by valid liens on Real Estate and to distribute not less than ninety percent (90%) of its net income to its stockholders or such other percentage as will take maximum advantage of the tax savings offered by the applicable sections of the Internal Revenue Code.
      The Trust may from time to time acquire real estate for cash or through the issuance of shares or in exchange of real estate.

      Section 2.3. Change of Investment Policies. The investment policy of the Trust may be changed by amendment of this trust instrument as provided hereafter.

                             ARTICLE III.  SHARES

      Section 3.1. Shares: Certificates of Beneficial Interest. The units into which the beneficial interest in the Trust will be divided shall be designated as shares. The certificates evidencing ownership of shares in the Trust will be designated as Certificates of Beneficial Interest or shares.
      The shares shall be personal property. The beneficiaries shall have no legal title or interest in the property of the Trust and no right to a partition thereof or to an action for accounting during the continuance of the Trust.

      Section 3.2. Number, Par Value, and Nonassessability. The beneficial interest in this Trust shall initially be divided into five million (5,000,000) shares. Such shares shall have no par value. No assessment shall ever be made upon the shareholders.

      Section 3.3. Sale of Shares. The Trustees may in their discretion, from time to time, without vote of the shareholders, issue, sell by private or public offering, or exchange shares in the Trust, in such number, for such sums of money, real estate or other consideration and on such terms as they deem proper. However, the shareholders shall have pre-emptive rights, except as to any shares hereafter issued in connection with acquisitions by the Trust of interests in real estate. The Trustees are authorized to enter into a contract or contracts with an underwriter or under-writers upon such terms and with such commissions for services as may be agreed upon by the parties. The Trustees shall cause to be issued Certificates of Beneficial Interest to evidence the ownership of shares in the Trust.

      Section 3.4. Transfer of Shares. The persons in whose names the shares are registered on the books of the Trust shall be deemed the absolute owners thereof, and until a transfer is effected on the books of the Trust the trustees shall not be affected by any notice, actual or constructive, of any transfer.
      The shares of the Trust shall be transferable only on the books of the Trust upon surrender of the certificate or certificates representing the same, properly endorsed by the registered holder or by his duly authorized attorney-in-fact, such endorsement or endorsements to be witnessed by one witness.

      Section 3.5. Ownership, Stop-transfer, and Redemption. The Shareholders, upon request, shall furnish to the trustees, in writing, such particulars as to the direct and indirect ownership of the shares as the trustees deem necessary for compliance with the provisions of the Internal Revenue Code of 1954 and the Regulations thereunder regarding beneficial ownership in a real estate investment trust, as those provisions and the Regulations may be amended from time to time. Should the trustees, at any time, in good faith, be of the opinion that beneficial ownership of shares of the Trust has or will become so concentrated as to prevent the Trust from continuing to qualify as a real estate investment trust under the applicable provisions of the Internal Revenue Code, the trustees shall have the power to prevent the transfer of such shares by means deemed equitable to them or to call such number of shares for redemption as will be sufficient to maintain or bring the beneficial ownership of shares in conformity with the applicable provisions of the Internal Revenue Code. The price to be paid for the redeemed shares shall be (a) the sale price on the securities exchange on which the shares are traded, as reported at the close of the last business day prior to the date of redemption or (b) if the shares are not traded on any securities exchange, the last bid quotation on such business day as reported by the National Association of Security Dealers or a similar organization selected by the trustees, or (c) if not determined as above, the book value of the shares. From the date of redemption, the holder of any shares called for redemption shall no longer be entitled to any dividends, distributions, voting rights, or any other benefits of shareholders, except the right to the redemption price.

      Section 3.6. Effect of Transfer of Shares or Death, Insolvency or Incapacity of Shareholders. Neither the transfer of shares nor the death, insolvency or incapacity of any shareholder shall operate to dissolve or terminate the Trust, nor shall it entitle any transferee, legal representative or other person to a partition of the property of the Trust or to an action for accounting.

      Section 3.7. Acquisition of Shares by Trust. The Trust may repurchase or otherwise acquire its own shares on such terms and conditions as the trustees deem appropriate, and for this purpose the Trust may create and maintain such reserves as are deemed necessary and proper.
      Shares issued hereunder and purchased or otherwise acquired for the account of the Trust shall not, so long as they belong to the Trust, either receive distributions (except that they shall be entitled to receive distributions payable in shares of the trust) or be voted at any meeting of the Shareholders. Such shares may, in the discretion of the Trustees, be cancelled and the number of shares authorized be thereby reduced or such shares may, in the discretion of the Trustees, be held in the treasury and be disposed of by the trustees at such time or times, to such party or parties, and for such consideration, as the Trustees may deem appropriate.

      Section 3.8. Acquisition of Shares by Trustee. Any trustee hereunder may acquire, hold and dispose of shares in this trust to the same extent and in the same manner as if he were not a trustee and without affecting in any way his status or power as such trustee.

      Section 3.9. Lost, Stolen or Destroyed Certificates. The Trust may issue a new certificate for shares of the Trust in the place of any certificate theretofore issued and alleged to have been lost, stolen or destroyed, but the trustee may require the owner of such lost, stolen or destroyed certificate, or his legal representative, to furnish affidavit as to such loss, theft, or destruction, and to give a bond in such form and substance, and with such surety or sureties, with fixed or open penalty, as they may direct, to indemnify the Trust against any claim that may be made on account of the alleged loss, theft or destruction of such certificate.

                             ARTICLE IV. SHAREHOLDERS

      Section 4.1.  Meetings.
      1. Annual Meeting of Shareholders. The first annual meeting of the shareholders shall be held sometime between January 1, 1974 and June 30, 1974. Thereafter, the annual meeting shall be held at such time and place as the By-Laws provide, and upon the giving of notice as provided in Sub-Section 3
herein.   At the annual meeting of shareholders, trustees shall be elected and such business may be transacted as may lawfully come before the meeting; provided, however, that at such annual meeting the shareholders shall vote only on those matters upon which they are specifically entitled to vote by this Trust. If the election of trustees shall not be held on the day designated herein for any annual meeting, or at any adjournment thereof, the trustees shall cause the election to be held at a meeting of the shareholders as soon thereafter as conveniently may be. Duly elected trustees shall serve until their successors are elected and shall have qualified. Failure to hold any annual meeting shall not work any forfeiture or a dissolution of the Trust.
      2. Special Meetings. Special Meetings may be called by the secretary on the order or written request of the president or the trustees upon the giving of notice as provided in Sub-Section 3 hereof, and if there has been no annual meeting held for a period exceeding eighteen (18) months, said special meetings shall be called upon written request of the shareholders holding an aggregate of not less than ten percent (10%) of the outstanding shares. Such request shall specify the purpose or purposes for which such meeting is to be called. At such special meeting, the shareholders shall vote only on those matters upon which they are specifically entitled to vote by this trust.
      3. Notice of Meetings. A written or printed notice, stating the place, date and hour of any annual or special meeting of the shareholders shall, not less than ten days nor more than forty days before such meeting, be delivered personally to each shareholder, or shall be mailed, postage prepaid, by the secretary to each shareholder of record, addressed to him at his address as it appears in the records of the Trust. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail. The notice of all special meetings shall set forth the purpose for which the meeting is called, and no business not stated in the notice of the meeting shall be considered at any special meeting of the shareholders.
      4. Quorum. At any shareholders' meeting, thirty-three and one-third percent (33-1/3%) of the shares of beneficial interest outstanding must be represented by person or proxy in order to constitute a quorum for the transaction of business; but, the shareholders present at any meeting, although less than a quorum, may adjourn the meeting from time to time, without further notice, to some other day or hour. Once a quorum is present to organize a meeting, the quorum cannot be destroyed by the subsequent withdrawal or revocation of the proxy of any shareholder. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting shall be the act of the shareholders unless the affirmative vote of more than a majority is required by any provision of this trust.

      Section 4.2. Matters on Which Beneficiaries Shall Be Entitled to Vote. The beneficiaries shall be entitled to vote on the following matters, and no others:
      a.  Election of Trustees:  Each beneficiary shall be entitled-to one
(l) vote in person or by proxy, for each share registered in his name. The candidates receiving the highest number of votes up to the number of trusteeships to be filled in the election shall be elected.
      b.  Removal of Trustees:  Any trustee may be removed as provided in
Section 5.16 herein.
      c.  Termination of Trust:  The Trust may be terminated as provided in
Section 8.2 herein.
      Section 4.2d. General. Notwithstanding any other provisions of the Trust Instrument to the contrary, any action taken by the Trustees to merge or consolidate or otherwise amalgamate the Trust with any other Trust or corporation, or to amend the Trust Instrument shall not become effective until such action is first approved by the vote or written consent of the holders of either:
      (1)  A majority of the issued and outstanding shares; or
      (2) Two-thirds of the shares voting on the matter, providing a quorum is present in person or by proxy.

      Section 4.3. Voting Lists. The Transfer Agent of the Trust shall, at least five days before each election of trustees, make a complete list of the certificate holders entitled to vote at such election, arranged in alphabetical order, with the address and number of shares so entitled to vote held by each, which list shall be on file at the principal office of the Trust and subject to inspection by any shareholder. Such list shall be produced and kept open at the time and place of election and subject to the inspection of any shareholder during the holding of such election. The original stock register or transfer book, or a duplicate thereof kept in the State of Indiana, shall be the only evidence as to who are the shareholders entitled to examine such list, or the stock ledger or transfer book, or to vote at any meeting of the shareholders.

      Section 4.4. Fixing of Record Date to Determine Certificate Holders Entitled to Vote. The Trustees may fix a day and hour not more than forty (40) days prior to the holding of any meeting of certificate holders as the time as of which certificate holders entitled to notice of, and to vote at, such meeting shall be determined, and all persons who are holders of record of voting shares at such time, and no others, shall be entitled to notice of, and to vote at, such meeting.

      Section 4.5. Non-Liability of Beneficiaries. Shareholders shall not be liable for any assessment on account of the shares owned by them, and the trustees shall have no power to bind the shareholders personally. All persons dealing with or having any claim against the trustees or any officer or agent of this trust shall look only to the funds and property of this trust for the payment of any debt, claim, damage, judgment or decree, or of any money or other thing that may become due or payable in any way, whether founded upon contract or tort, and the shareholders shall not be personally or individually liable therefor. Any shareholder held so personally liable shall be entitled to exoneration from the Trust's assets.
      In every written order, contract, instrument or obligation given or executed by the trustees or under their authority, it shall be the duty of the trustees to insert or cause to be inserted a stipulation to the effect that the shareholders shall not be liable for any debt, demand or liability incurred by or under the authority of the trustees, and reference shall be made to this Trust Instrument. However, no dereliction of the trustees or of the officers or agents of this Trust in this regard shall have the effect of rendering any shareholder personally liable.

      Section 4.6. Distributions. It is the declared policy of the Trust that the trustees shall (and may more frequently) declare and pay, within sixty (60) days after the end of each annual period after the calendar year in which the Trust is created, to the Shareholders as near to all of the net income of the Trust (net income for the purpose of this Section shall mean net income for tax purposes adding back deductions for depreciation and similar non-cash charges) as shall be available therefor unless the trustees deem it imprudent to make such distributions, but in any event the trustees shall, from time to time, declare and pay to the shareholders such distributions as may be necessary to continue to qualify the Trust as such "real estate investment trust", (so long as such qualification, in the opinion of the trustees, is in the best interest of the shareholders) as well as such additional distributions as the trustees may, in their discretion, declare. Each distribution when made shall be accompanied by a written statement indicating, to the fullest extent practicable, the sources of the distribution.

      Section 4.7. Fixing of Record Date to Determine Certificate Holders Entitled to Receive Trust Benefits. The Trustee may fix a day and hour not exceeding thirty (30) days preceding the date fixed for payment of any dividend, or for the delivery of evidences of rights, or for the distribution of certificates for shares, without par value, upon a change of outstanding shares, without par value, into a greater or lesser number of shares, as a record time for the determination of the certificate holders entitled to receive any such dividend, rights or distribution, and in such case only certificate holders of record at the time so fixed shall be entitled to receive such dividend, rights or distribution. The trustees at their option may also prescribe a period not exceeding thirty(30) days prior to the payment of such dividend, delivery or distribution, during which no transfer of shares on the books of the Trust may be made.

      Section 4.8. Reports to Shareholders. The Trust shall transmit to the shareholders annually within three (3) calendar months following the close of its fiscal year a report which shall contain:
      (1) a statement by the Trustees as to the course of the operations of the Trust during the fiscal year covered by such report, including a schedule of the funds distributed to the share-holders during such fiscal year and the respective sources thereof;
      (2) a description of the major real estate assets and mortgages owned by the Trust at the close of such fiscal year, and other disclosures of material interest to the shareholders; and
      (3) financial statements consisting of a balance sheet, a profit and loss statement, and an analysis of surplus, all prepared in accordance with generally accepted accounting principles, and generally conforming to the requirements for financial statements to be included in annual reports filed with the Securities and Exchange Commission by companies subject to its jurisdiction. Such statements shall be audited and certified by an independent certified public accountant.
      As promptly as possible after the close of each semiannual period in each fiscal year, the Trustees shall(and may more frequently) transmit an income and expense statement to the shareholders for such six-month period, which statement need not be audited or certified by an independent certified public accountant.

      Section 4.9. Books and Records. The books and records of the Trust shall be open to inspection upon the written demand of a shareholder at any reasonable time for a good faith purpose reasonably related to the interests of such shareholder as a shareholder.
      Such inspection by a shareholder may be made in person or by agent or attorney and the right of inspection includes the right to make extracts.
      Demand of inspection other than at a shareholders' meeting shall be made in writing upon the Chairman of the Trustees, or the Secretary.
      The duly authorized officials of any state shall have the same right of inspection as a shareholder.

                              ARTICLE V - TRUSTEES

      Section 5.1. Number. The number of trustees shall be fixed from time to time by a resolution passed by a majority of the trustees, but shall not be less than five (5) nor more than nine (9).

      Section 5.2. Classes. Each trustee named herein, prior to the first annual meeting of shareholders, shall (except in the event of resignations or vacancies or removals pursuant to Sections 5.5, 5.6 and 5.16) hold office until his successor has been elected at such meeting. At such meeting the trustees shall be divided into three (3) classes, and one class of trustees shall be elected to hold office for a term of one year, one class of trustees shall be elected to hold office for a term of two years, and one class of trustees shall be elected to hold office for a term of three years, and, in each case, until their respective successors are duly elected and qualified. At each annual meeting of shareholders thereafter, one class of Trustees shall be elected to hold office for a term of three years and until their respective successors are duly elected and qualified.

      Section 5.3. Election and Qualification. After the election of trustees at the first annual meeting, the trustees shall determine and notify shareholders which Trusteeships are to be elected at each of the annual meetings of the shareholders. Nominations for trustees may be made from the floor by any shareholder at the annual meeting. Incumbent trustees may be reelected.
      The trustees must be United States citizens, but need not be residents of the State of Indiana. Trustees may, but need not, own shares of this Trust. The trustees shall not be minors. The election of any Trustee (other than an individual who was serving as a trustee immediately prior to such election) shall not become effective unless and until such person shall have in writing accepted his election and agreed to be bound by the terms of this Trust Instrument. No person shall be eligible to serve as a trustee of this Trust if such person is an officer or employee of, or has any direct or indirect proprietary interest in, any independent contractor which furnishes supplies, or renders services pertaining to the trust property, or which manages or operates such property, except as provided in Section 5.19(3) herein.

      Section 5.4. Compensation of Trustees. The trustees shall initially receive such compensation as trustee as the Court shall determine reasonable and proper. Thereafter, the trustees shall receive such compensation as trustee as they shall, from time to time, prescribe by resolution as reasonable and proper.

      Section 5.5. Resignation. A trustee may resign at any time by giving written notice to the Secretary of the Trust, at the principal office of the Trust. Such resignation shall take effect at the date it is received by the Secretary of the Trust or at any later time specified in the written resignation. Acceptance of the resignation shall not be required to make it effective.

      Section 5.6. Vacancies. The vacancy of any or all of the Trusteeships for any reason whatsoever shall not affect the validity of the Trust or cause its termination. The surviving or remaining trustee or trustees may exercise the powers of the Trust given by this Trust Instrument. Any vacancy among the trustees occurring during a term of office of a duly elected trustee may be filled until the next annual meeting of the shareholders by a person selected by a majority vote of the remaining trustees, provided, however, that if there are less than three (3) trustees qualified and acting hereunder at any time, or, if the number of trustees duly elected by the shareholders is less than a majority of the total number of trustees, a special meeting of the shareholders shall be called by any shareholder within thirty (30) days after the date such vacancy occurred, at which, meeting trustees shall be elected by the shareholders to serve the remainder of unexpired terms of all trusteeships in which vacancies have occurred since the last annual meeting.

      Section 5.7. Successor Trustees. Successor trustees shall have the same powers as the original trustees under this Trust Instrument. Title to all forms of property held by the trustees or any of them on behalf of the Trust or in the name of a nominee on behalf of the Trust shall be vested in the successor trustees upon their election without further action.

      Section 5.8. Regular Meetings of Trustees. Regular meetings of the trustees shall be held quarterly. One of such regular meetings shall be held immediately after the annual meeting of the shareholders and at the same place where such annual meeting is held. At such meeting of the trustees, the trustees shall elect the officers of this trust, as well as the executive committees, if any, or other trust committees, if any, for the ensuing year. The other meetings of the Trustees shall be held upon the call of the President, the Secretary, or any two trustees at such time and place as the By-Laws or a Resolution of the trustees shall provide or permit. Notice of any meeting shall be mailed or otherwise given (including, without limitation, by telephone or telegraph) not less than three (3) days prior to the meeting but may be waived in writing by any trustee either before or after such meeting. The attendance of a trustee at a meeting shall constitute a waiver of notice of such meeting, except where a trustee attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting has not been lawfully called or convened.

      Section 5.9. Special Meetings of the Trustees. The president of the trust, or any two trustees, may call a special meeting of the trustees whenever, in their opinion, the interests of the trust require it, by notice in writing served in person or through the mail at least one day previous to such meeting. Such notice shall state the day, time, place and purpose of the meeting. However, other matters may come before the meeting unless specific notice of such matter is required in this Trust Instrument or in the By-Laws or rules adopted by the Trustees. A waiver of such notice signed by any trustee or trustees shall be equivalent to the giving of such notice to the signer or signers. When all the trustees shall be present at any special meeting, however called or notified, or shall sign a written consent thereto, the acts of such meeting shall be valid as if legally called and notified.

      Section 5.10. Quorum. A majority of the trustees then in office shall constitute a quorum for the transaction of business at any meeting of the trustees, but a smaller number may adjourn the meeting from time to time to another day or hour without further notice.

      Section 5.11. Manner of Acting. A majority of the trustees then in office attending any meeting duly held, may exercise any of the powers, discretions and trusts vested in the trustees of this trust and their decisions and actions shall constitute the decisions and actions of all of the trustees and shall have the same effect as if assented to by all; provided, however, that if at any time there are less than four (4) trustees acting hereunder, such powers, discretions and trusts may be exercised by such trustees, but only upon their unanimous consent. The aforesaid requirement of unanimous consent among the trustees shall continue in effect until the shareholders have elected trustees to fill the vacancies.

      Section 5.12. Presumption of Assent. A trustee of this trust by his presence at a meeting of the trustees at which action on any matter is taken shall be conclusively presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of this trust immediately after adjournment of the meeting. Such right to dissent shall not apply to a trustee who voted in favor of such action.

      Section 5.13. Action by Trustees without Meeting. It is not the intent that the trustees must hold meetings for all actions to be taken hereunder since the places of residence of the trustees and their other business obligations may preclude the holding of meetings with respect to the exercise of all of the powers hereunder. Therefore:
      (a) The execution of any contract, transfer, conveyance, mortgage, pledge, lease or other instrument on behalf of this trust by all of the trustees without holding a meeting shall have the same effect as action authorized at a meeting of the trustees; and
      (b) At least four-fifths (4/5) of the existing trustees, but not less than three (3) trustees, may take any action or execute any written instrument in the name of all of the trustees on behalf of this trust without holding a meeting, provided that at least seven (7) days' prior written notice has been given to all of the trustees of the subject matter of the proposed action or of the written instrument to be executed; and provided, further, that no trustee shall have notified the secretary of this trust in writing of his objection to the proposed action, or to the proposed execution of the written instrument in question, prior to the expiration of said seven-day period. If any objection shall be received by the secretary, then he shall promptly call a meeting of the trustees to consider the proposed action. Any trustee may waive any notice required under this subsection.

      Section 5.14. Action by Four-Fifths of Trustees Binding As to Third Parties. Notwithstanding the foregoing provisions or any other provisions of this Trust, any contract, transfer, conveyance, mortgage, pledge, lease or other Instrument executed in the name of all of the trustees by four-fifths (4/5) of the existing trustees, but not less than three (3) trustees, shall, as to third persons dealing with the trustees, have the same effect as action authorized at a meeting of the trustees, and no person dealing with the trustees shall be required to ascertain whether the foregoing provisions with respect to notice to all of the trustees have been met.

      Section 5.15. Power to Appoint an Attorney-in-Fact. Any trustee at any time acting hereunder may appoint any co-trustee to be the attorney-in-fact-for the appointing trustee by an instrument in writing executed under seal and acknowledged as deeds of real estate are required to be acknowledged in Indiana, giving such attorney-in-fact full power, for such period of time and to such extent as may be provided in such written instrument to perform the duties and to execute the powers by this trust conferred upon the appointing trustee.

      Section 5.16. Removal of Trustees. Any trustee may only be removed with cause at any annual or special meeting of the certificate holders by vote of a simple majority of the shares of the Trust then outstanding and entitled to vote.
      Any trustee may be removed for cause at any annual or special meeting of the trustees by vote of two-thirds of the trustees attending such meeting.

      Section 5.17. Title and Authority-of the Trustees. The Trustees shall hold legal title to all property owned in the name of the Trust or in the name of one or more of the Trustees, as Trustees for the Trust. The Trustees shall have absolute control, management and disposition of the property of the Trust, and absolute and exclusive control over the management and conduct of the business and affairs of the Trust, subject only to the express limitations of this trust instrument.

      Section 5.18. Powers of Trustees. The trustees shall have all of the powers necessary, convenient or appropriate to effectuate the purposes of the Trust, and may take any action authorized by vote of a majority of trustees which they deem necessary or desirable and proper to carry out such purposes not inconsistent with this Trust instrument. Any determination of the purposes of the Trust and any construction of the provisions of this Trust instrument made by the trustees in good faith shall be conclusive for all purposes. In construing the provisions of this Trust instrument, the presumption shall be in favor of the grant of powers to the trustees.
      Without limiting the generality of the powers of the trustees, conferred above or elsewhere in this Trust instrument, the powers of the trustees shall include the following:
      (1) To purchase, acquire through the issuance of shares in the Trust, obligations of the Trust or otherwise, and to mortgage, sell, acquire on lease, hold, manage, improve, lease to others, option, exchange, release and partition real estate of every nature, including freehold, leasehold, mortgage, ground rent and other in-terests therein, and to erect, construct, alter, repair, demolish or otherwise change buildings and structures of every nature.
      (2) To enter into a contract or contracts, on an exclusive or non-exclusive basis, for the management and operation by another or others of any or all real estate in which the Trust shall have an interest. Such contract or contracts may be for any term not exceeding ten years and may be renewable. Any such contract shall provide that in the event its terms shall impair the status of the Trust as a "real estate investment trust" within the meaning of the Real Estate Investment Trust Provisions, such contract will terminate unless the parties negotiate such amendments thereto as may be necessary to restore such status, and that if for any reason other than the terms of such contract the other party shall at any time during the term thereof not be an "independent contractor" within the meaning of the Real Estate Investment Trust Provisions, such contract shall forthwith terminate.
      (3) To purchase, acquire through the issuance of shares in the Trust, obligations of the Trust or otherwise, option, sell and exchange stocks, bonds, notes, certificates of indebtedness and securities of every nature.
      (4) To purchase, acquire through the issuance of shares in the Trust, obligations of the Trust or otherwise, mortgage, sell, acquire or lease, hold, manage, improve, lease to others, option and exchange personal property of every nature.
      (5) To hold legal title to property of the Trust in the name of the Trust, or in the name of one or more of the Trustees, without disclosure of the interest of the Trust therein.
      (6) To borrow money for the purposes of the Trust and to give notes, debentures, bonds, and other negotiable or non-negotiable instruments of the Trust therefor; to enter into other obligations on behalf of and for the purposes of the Trust; and to mortgage or pledge or cause to be mortgaged or pledged real and personal property of the Trust to secure such notes, debentures, bonds, instruments or other obligations.
      (7) To lend money on behalf of the Trust and to, invest the funds of the Trust.
      (8)  To create reserve funds for such purposes as they deem advisable.
      (9) To deposit funds of the Trust in banks and other depositories without regard to whether such accounts will draw interest.
     (10) To pay taxes and assessments imposed upon or chargeable against the Trust or the Trustees by virtue of or arising out of the existence, property, business or activities of the Trust.
     (11)  To issue, sell or exchange shares of the Trust as provided in
Section 3.3 hereof. The good faith determination of the value of the consideration received by the Trust shall be within the absolute discretion of the Trustees.
     (12)  To adopt and from time to time amend or repeal the By-Laws of the
Trust.
     (13) To exercise with respect to property of the Trust, all options, privileges and rights, whether to vote, assent, subscribe or convert, or of any other nature; to grant proxies, and to participate in and accept securities issued under any voting trust agreement.
     (14) To participate in any reorganization, readjustment, consolidation, merger, dissolution, sale, or purchase of assets, lease, or similar proceedings of any corporation, partnership or other organization in which the Trust shall have an interest and in connection therewith to delegate discretionary powers to any reorganization, protective or similar committee and to pay assessments and other expenses in connection therewith.
     (15) To engage or employ agents, representatives and employees of any nature, or independent contractors, and to delegate to one or more Trustees, agents, representatives, employees, independent contractors or other persons such powers and duties as the trustees deem appropriate. The same persons may be employed in multiple capacities and may receive compensation from the Trust in as many capacities as they may be engaged or employed by the Trust.
     (16) To determine conclusively the allocation between capital and income of the receipts, holdings, expenses and disbursements of the Trust, regardless of the allocation which might be considered appropriate in the absence of the provision.
     (17)  To determine conclusively the value from time to time and to revalue the real estate, securities and other property of the Trust, in accordance with such appraisals or other information as they deem satisfactory.
     (18) To compromise or settle claims, questions, disputes and controversies by, against or affecting the Trust.
     (19)  To solicit proxies of the Shareholders.
     (20) To adopt a fiscal year for the Trust and to amend or change such fiscal year.
     (21) To deal with the Trust property in every way that it would be lawful for an individual to deal with the same, whether similar to or different from the ways above specified.
     (22) The Trustees shall have power, for such purposes, as the Trustee may deem necessary or desirable for the transaction of the business of the Trust, to appoint, employ or contract with any person (including one or more of themselves and any corporation, partnership or trust of which one or more of them may be an affiliate, subject to the applicable requirements of Sections 5.19(3) and 11.7) including any person who, under the supervision of the
Trustees, may furnish the Trustees with advice	and recommendations with
respect to the acquisition, holding and disposition of investments and with respect to other aspects of the business and affairs of the Trust, as the Trustees deem necessary.

      Section 5.19. Prohibited Activities. The Trust shall not do or perform any of the following:
      (1) Engage in the business of operating a rural loan and savings association or credit union; have the power or authority to conduct a banking, railroad, insurance, safety, safe deposit, mortgage guaranty, or building and loan business; engage in the business of mining or manufacturing; or engage in any business regulated under the Public Service Commission of Indiana.
      (2)  Issue any class of non-voting stock.
      (3) Acquire, lend or convey any interest in any property (other than securities of the Trust) in which any trustee, officer, employee, investment adviser, manager, or independent contractor of the Trust also has an interest, directly or indirectly, unless such transaction (i) has been approved, after disclosure of such relationship, by a majority of the Trustees not so affiliated; (ii) is on terms fair and reasonable to the Shareholders and (iii) is on terms at least as favorable to the Trust as the terms for comparable transactions (of which the Trustees have knowledge) with an entity not an Affiliate of the Trust. For the purposes of this Sec. 5.19(3), the term "independent contractor" shall mean an "independent contractor" as defined in
Section 856(d)(3) of the Internal Revenue Code of 1954, which furnishes services to tenants of, or manages or operates, real property owned by the Trust.
      (4) Engage in any new business activity inconsistent with the requirements needed to qualify as a Real Estate Investment Trust under the Internal Revenue laws of the United States.

      Section 5.20. Liability of Trustees. No trustee shall be liable for any act or omission whatsoever of any other trustee or of any officer or agent of this Trust; nor shall any trustee be liable for any negligence, error in judgment, or for any act or omission, except for his own wilful misconduct, bad faith or gross negligence in conduct of his duties, and further except for any violation or violations of the Federal Securities laws. While it is the intention of the trustees to operate this trust in such manner as to qualify as a Real Estate Investment Trust under Sections 856 to 858 of the Internal Revenue Code of 1954, as amended, or under any similar legislation which may be hereafter enacted, the trustees shall not be liable to the shareholders if at any time it should be determined by the Internal Revenue Service that the Trust does not so qualify. The trustees shall be required to give bond or surety to secure the performance of their duties under this trust. In general, the liabilities of the Trustees shall be the same as Directors of corporations.
      Every act or thing done or omitted, and every power exercised or obligation incurred by the trustees, or any of them, in the administration of this trust or in connection with any business, property or concerns of this Trust, whether ostensibly in their own names or in their trust capacity, shall be done, omitted, exercised or incurred by them as trustees and not as individuals; and every person contracting or dealing with the trustees or having any debt, claim or judgment against them or any of them shall look only to the funds and property of this trust for payment or satisfaction; and no trustee or trustees and no officer or agent of this trust shall ever be personally liable for or on account of any contract, debt, tort, claim, damage, judgment or decree arising out of, or out of the preservation of, the property of this trust or the conduct of any business of this trust. A stipulation or notice to this effect shall be inserted in any contract, order or similar instrument made by the trustees or their officers or agents; but the omission thereof shall not be construed as a waiver of the foregoing provision, and shall not render the trustees, officers or agents personally liable.

      Section 5.21. Indemnification of Trustees, Officers and Others. The Trust shall indemnify any person made a party to any action, suit or proceeding by reason of the fact that he is or was a trustee, officer or employee of the Trust against the reasonable expenses, including attorneys' fees actually and reasonably incurred by him in connection with the defense of such action, suit or proceeding, or in connection with any appeal therein, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such trustee, officer or employee is liable for gross negligence or wilful misconduct in the performance of his duties, and further except for any violation or violations of the Federal Securities laws. The Trust may also reimburse to any such trustee, officer or employee the reasonable costs of settlement of any such action, suit or proceeding, if it shall be found by a majority of a committee composed of the trustees not involved in the matter of controversy (whether or not a quorum) that it was to the interests of the Trust that such settlement be made and that such trustee, officer or employee was not guilty of gross negligence or wilful misconduct in the performance of his duties or of any violation or violations of the Federal Securities laws. Such rights of indemnification and reimbursement shall not be deemed exclusive of any other rights to which such trustee, officer or employee may be entitled apart from the provisions of this Section.

      Section 5.22. Persons Dealing with Trustees. Any acts of the trustees purporting to be done in their capacity as such, or by agents or representatives of the Trust under authority from the trustees, shall as to other persons dealing with such trustees, agent or representative, be conclusively deemed to be within the purposes of the Trust and within the powers of the trustees. No person dealing with the trustees and agents or representatives, or any of them, shall be bound to see to the application of any funds or property passing into their hands or control.
      The receipt of the duly authorized agents or representatives of the Trust for moneys or other consideration paid or delivered to any of them shall be effectual discharges to persons paying or delivering the same.

                             ARTICLE VI - COMMITTEES

      Section 6.1. Committees Appointed by Trustees. The trustees may appoint such committees, in addition to an executive committee, as they may from time to time determine by resolution or pursuant to By-Laws, rules or regulations adopted by the trustees.

      Section 6.2. Executive Committee. At each annual meeting of trustees, the trustees may appoint not less than three (3) of their number to the executive committee of the Trust to serve for such term as the trustees may decide. The term of office of each executive committee member shall continue until his successor has been elected and qualified.
      The executive committee shall have and exercise all of the powers of the trustees stated in Section 5.18 of this Trust instrument in the month-to-month management of the Trust; however, the delegation of such authority to the executive committee shall not operate to relieve any trustee of any responsibility imposed upon him by law or by this trust instrument.
      During the intervals between meetings of the trustees, and subject to such limitations as may be required by law or by resolution of the trustees, the executive committee shall have and may exercise all of the powers of the trustees in the month-to-month management of the business and affairs of the Trust. All minutes of meetings of the executive committee shall be submitted at the next succeeding meeting of the trustees for approval, but failure to submit such minutes or to receive the approval thereof shall not invalidate any completed action taken by the Trust upon authorization by the executive committee before the time at which such minutes should have been or were submitted. The executive committee shall not have the authority of the trustee in reference to amending this trust instrument; purchasing, acquiring, mortgaging, selling, or otherwise disposing of real estate; borrowing or lending money on behalf of the Trust; issuing, selling, exchanging or acquiring shares of the trust; declaring dividends; adopting an agreement or plan of merger, consolidation, reorganization or dissolution; or amending the By-Laws, rules or regulations adopted by the trustees.

                             ARTICLE VII - OFFICERS

      Section 7.1. Number and Election. The officers of the Trust shall consist of the president, the secretary, the treasurer, and such other officers as the By-Laws may from time to time provide. The president shall be a trustee. Any two or more offices may be held by the same person except that the duties of president and secretary shall not be performed by the same person.

      Section 7.2. Election and Term of Office. The initial president, secretary and treasurer shall be designated by Order of Court, and thereafter, the officers shall be elected by a majority vote of the trustees at the meeting of the trustees to be held immediately after the annual meeting of the shareholders. Each officer shall hold office during the ensuing year and until his successor shall have been duly elected and qualified, or until he shall resign or shall have been removed in the manner hereinafter provided.

      Section 7.3. Compensation of Officers. The Trustees shall fix the compensation of all officers whom they elect, may receive reasonable compensation for their general services as Trustees and officers hereunder, and may pay themselves or any one or more of themselves such compensation for special services as they in good faith may deem reasonable.

      Section 7.4. Removal. Any officer elected by the trustees may be removed by a majority vote of the trustees, at a special meeting called for such purpose whenever, in their judgment, the best interest of this Trust would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

      Section 7.5. Resignation. Any officer may resign at any time by giving written notice to the president or secretary at the principal office of the Trust. Such resignation shall take effect at the date it is received at the principal office of the Trust or at any later time specified in the written notice. The acceptance of the resignation shall not be necessary to make it effective unless the officer has a written employment contract with the Trust.

                 ARTICLE VIII - DURATION AND TERMINATION OF THE TRUST

      Section 8.1. Duration of the Trust. The Trust shall continue perpetually unless terminated as provided in this trust instrument, except that in the event that a statute or rule of law shall require that a trust may not continue perpetually. Then, the Trust shall continue for the longest period of time permitted by law unless sooner terminated as provided in this trust instrument, and to the extent that measuring lives in being are required to determine the term of this Trust, such measuring lives in being shall be the undersigned trustees who have executed this trust instrument and their issue living at the time of the execution of this trust instrument, and that Trust shall in such event continue until the death of the last survivor of them plus an additional period of twenty-one (21) years, unless sooner terminated as provided in this trust instrument.

      Section 8.2. Termination of the Trust. The Trust may be terminated at any time by a two-thirds (2/3) vote or written consent of the outstanding shares of beneficial interest.
      The Trust may also be terminated by a majority vote or written consent of the outstanding shares of beneficial interest when the termination has been recommended by a two-thirds (2/3) vote of the trustees.
      In connection with any termination of the Trust, the trustees, upon receipt of such releases or indemnity as they deem necessary for their protection, may either (1) sell and convert into cash the property of the Trust and distribute the net proceeds among the shareholders proportionately, or
(2) convey the property of the Trust to one or more persons, entities, trusts or corporations, for consideration consisting in whole or in part of cash, shares of stock, or other property of any kind, and distribute the net proceeds among the shareholders proportionately at valuations fixed by the trustees after independent appraisals, in cash or in kind, or partially in cash and partially in kind.
      Upon termination of the Trust and distribution to the shareholders as provided in this trust instrument, a majority of the trustees shall execute and lodge among the records of the Trust, an instrument in writing setting forth the facts of termination and a full report thereof, a copy of which shall be sent by mail to each shareholder, and the trustees shall thereupon be discharged from any and all further liabilities and duties under this trust instrument, and the right, title and interest of all shareholders shall cease and be cancelled and discharged.

                            ARTICLE IX. - AMENDMENTS

      Section 9.1. Amendments by Certificate Holders. This trust instrument may be amended by vote or written consent as provided in Article IV, Section 4.2d herein.

      Section 9.2. Filing and Recording Amendments. No amendment of this Trust instrument shall be effective until an executed copy thereof has been filed in the Office of the Secretary of State of Indiana and a file-marked copy thereof recorded in the office of the County Recorder of the county in which the principal office of this Trust in the State of Indiana is located.

                         ARTICLE X. - SEPARABILITY CLAUSE

      Section 10.1. Interpretation-Trust Tax Provision or Certificate Holders' Liability. If any branch, department, agency or instrumentality of the United States of America, the State of Indiana, or any branch, department, agency or instrumentality of any jurisdiction where the securities of the Trust are registered or to be registered shall so interpret or construe any provision of this trust instrument which shall have the effect of (1) denying to the Trust the applicability of Sections 858, 857 and 858 of the Internal Revenue Code of 1954, as amended, or any similar federal revenue statute, or (2) denying to the shareholders freedom from assessment and liability for any and all of the obligations of the Trust, then provision of this trust instrument shall be deemed to have no force and effect and the trust instrument shall be deemed to have been written without such particular provision.

      Section 10.2. Interpretation - Invalidity. If any provision of this trust instrument, or the application thereof to any person or circumstances, is held ineffective or invalid because contrary to any law, rule or regulation of the United States of America, the State of Indiana, or any agency or instrumentality thereof, or of any jurisdiction or any agency or instrumentality thereof, where the securities of the Trust are registered or to be registered, the remainder of the provisions of this trust instrument and the application of such provision to other persons or circumstances shall not be affected thereby.

      Section 10.3. Separability. The finding of invalidity of a Section, or part of this Trust instrument, shall not affect the validity of any other Section or part.

                           ARTICLE XI.  MISCELLANEOUS

      Section 11.1. Applicable Law. The laws of the State of Indiana shall govern the construction, validity, and effect of this trust instrument and the administration of the Trust hereby created.

      Section 11.2. Applicability of Indiana General Corporation Laws. The Trust and the certificates of beneficial interest in the Trust shall be subject to all applicable provisions of Indiana law, now in effect or hereafter enacted, relating to Indiana corporations with regard to the issuance and transfer of securities, filing of required statements, reports, service of process, and liability for or exclusion from taxation under the provisions of Indiana Code 6-5-1-1 through 6-5-1-33 (1971).

      Section 11.3. Headings for Reference Only. Headings preceding the text, articles and sections hereof have been inserted solely for convenience and reference and shall not be construed to affect the meaning, construction or effect of this declaration of trust.

      Section 11.4. Counterparts. This declaration may be simultaneously executed in several counterparts, each of which when so executed shall be deemed to be an original, and such counterparts together shall constitute but one and the same instrument, which shall be sufficiently evidenced by any such original counterpart.

      Section 11.5. Insurance. The Trust will use its best efforts to obtain or cause to be obtained all customary types of insurance against liabilities or hazards.

      Section 11.6. Right to Engage In Business Activities Similar to Those of the Trust. Any trustee, officer, employee or agent of the Trust may, in his personal capacity, engage in business activities in addition to those relating to the Trust, which interests and activities may be similar to those of the Trust, and any trustee, officer, employee, or agent of the Trust shall be free of any obligation to present to the Trust any investment opportunity which comes to him in any capacity other than solely as trustee, officer, employee or agent of the Trust.

      Section 11.7. Conflict of Interest. No trustee, officer, employee or agent, or independent contractor of the Trust shall receive any compensation, either directly or indirectly, in connection with any transaction entered into with the Trust from any person dealing with the Trust, except such compensation as is paid by the Trust directly to any trustee, officer, employee, agent or independent contractor.

                      ARTICLE XII.  SPECIAL VOTING PROVISIONS

      Section 12.1. General Rule. Notwithstanding any other provisions of the Trust Instrument to the contrary, the affirmative vote of the holders of not less than two-thirds of the outstanding shares of beneficial interest of the Trust shall be required for the approval or authorization of any "Business Combination" (as hereinafter defined) of the Trust with any Related Entity (as hereinafter defined); provided, however, that the two-thirds voting requirements shall not be applicable if:
      (a) The Board of Trustees of the Trust by a majority (1) have expressly approved in advance the acquisition of outstanding shares of beneficial interest of the Trust that caused the Related Entity to become a Related Entity or (2) have approved the Business Combination prior to the Related Entity involved in the Business Combination having become a Related Entity; or
      (b) The Business Combination is solely between the Trust and another trust, or a corporation, 50% or more of the voting shares of which are owned directly or indirectly by the Trust; or
      (c) The Business Combination is a merger or consolidation and the cash or market value of the property, securities or other consideration to be received per share by holders of shares of beneficial interest of the Trust in the Business Combination is not less than the highest per share price (with appropriate adjustments for recapitalizations and for stock splits, stock dividends and like distribution) paid by the Related Entity in acquiring any of its holdings of its shares of beneficial interest of the Trust within the two-year period prior to the first public announcement of the proposed Business Combination.

     Section 12.2. Definitions. For the purposes of this Article, the following words and phrases shall have the meanings set forth below:
      (i) The term "Business Combination" shall mean (a) any merger or consolidation of the Trust or a subsidiary with or into a Related Entity;
(b) any sale, lease, exchange, transfer or other disposition, including without limitation a mortgage or any other security device, of more than 10% of the book value of the assets of the Trust (including without limitation any voting securities of a subsidiary) or of the assets of a subsidiary to a Related Entity; (c) any merger or consolidation of a Related Entity with or into the Trust or a subsidiary of the Trust; (d) any sale, lease exchange, transfer or other disposition of any of the assets of a Related Entity to the Trust or a subsidiary of the Trust, if such sale, lease, exchange, transfer or other disposition would have the effect of increasing by 10% the book value of the Trust, or of a subsidiary of the Trust; (e) the issuance of any securities (other than by way of pro rata distribution to all shareholders) of the Trust or a subsidiary of the Trust to a Related Entity; (f) the acquisition by the Trust or a subsidiary of the Trust of any securities of a Related Entity;
(g) any recapitalization that would have the effect of increasing the voting power of a Related Entity; and (h) any agreement, contract or other arrangement providing for any of the transactions described in this definition of Business Combination.
     (ii) The term "Related Entity" shall mean and include any individual, corporation, partnership or other person or entity which, together with its "Affiliates" and "Associates" (as defined on the date this provision is adopted in Rule 12b-2 under the Securities Exchange Act of 1934) "Beneficially Owns" (as defined on the date this provision is adopted in Rule 13d-3 under the Securities Exchange Act of 1934) in the aggregate 10% or more of the outstanding shares of beneficial interest of the Trust, and such term shall also refer to and include any Affiliate or Associate of any such individual, corporation, partnership or other person or entity.
    (iii) The term "book value" shall be determined with reference to the total assets of the person or entity in question as of the end of its most recent fiscal year ending prior to the time the determination is being made.
     (iv) Without limitation, any shares of beneficial interest of the Trust that any Related Entity has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, shall be deemed beneficially owned by the Related Entity.
      (v) For the purposes of subparagraph 12.1(a) of this Article, the term "other consideration to be received" shall include without limitation shares of beneficial interest of the Trust retained by its existing public shareholders in the event of a Business Combination in which the Trust is the surviving entity.

      Section 12.3. Applicability of Definitions. The Board of Trustees of the Trust shall have the power and duty to determine for purposes of this
Article XII the applicability of the definitions in Section 12.2.

      Section 12.4. Amendment or Repeal of Article XII. Notwithstanding any other provisions of the Trust Instrument, the affirmative vote of the holders of two-thirds of the outstanding shares of beneficial interest shall be required to amend or appeal, or adopt any provisions inconsistent with, this
Article XII of the Trust Instrument; provided, however, that the two-thirds voting requirement shall not be applicable if such amendment shall have been approved by a majority of the Board of Trustees.

      IN WITNESS WHEREOF, the undersigned trustees have set their hands and seals.


/s/ C.O. ALIG, JR.                  One Indiana Square, Indianapolis, IN

/s/ ROBERT E. GREEN                 P. O. Box 157, Oaktown, IN

/s/ ROBERT J. GREESON               5620 Glencoe Street, Indianapolis, IN

/s/ KING R. TRAUB                   320 North Meridian Street, Indianapolis, IN

/s/ MILTON MAIDENBERG               1100 Euclid Avenue, Marion, IN

/s/ JOHN A. WALLACE                 One Indiana Square, #2500, Indianapolis, IN

/s/ WILLIAM L. ELDER                320 North Meridian, #620, Indianapolis, IN



STATE OF INDIANA        )
                        )SS:
COUNTY OF MARION        )

      Before me, a Notary Public, personally appeared the trustees and acknowledged to me their execution of the foregoing Trust Instrument to be their free, voluntary act.
      IN WITNESS WHEREOF, I have hereunto set my hand and seal this   6th
day of December , 1972.
                                    /s/ CHRISTINA URICH
                                          Notary Public

My Commission Expires: 12/23/73


                        NOTICE OF ADOPTION OF PROVISIONS OF
                              INDIANA CORPORATION LAW
                              BY CENTURY REALTY TRUST,
                             AN INDIANA BUSINESS TRUST

      Pursuant to the authority granted by IC 23-5-1-9.1, Century Realty Trust, an Indiana business trust created under the Indiana Business Trust Act, has adopted the resolution attached hereto and made a part hereof, and the undersigned hereby certifies that such resolution of the Board of Trustees of Century Realty Trust was duly adopted on the 7th day of July 1989, and that the copy attached hereto is a true and accurate copy of the action of such Board.



                                                  /s/JOHN I. BRADSHAW, JR.
                                                 JOHN I. BRADSHAW, JR.
                                                 Secretary

STATE OF INDIANA        )
                        )  SS:
COUNTY OF MARION        )

      Before me, a Notary Public, in and for said County and State, personally appeared John I. Bradshaw, Jr., Secretary of Century Realty Trust, who acknowledged the execution of the foregoing, and who first being duly sworn, stated that the facts contained therein are true to the best of his knowledge, information and belief.
      Witness my had and seal this    8th       day of    September        ,
1989.


My Commission Expires:                             /s/VICKIE L. NEW
                                                       Notary Public
  June 28, 1990

My County of Residence is:                          Vickie L. New
                                                       Printed Name
  Marion



                         Resolution of Board of Trustees
                                       Of
                              CENTURY REALTY TRUST

      BE IT RESOLVED that Century Realty Trust, an Indiana business trust created under the Indiana Business Trust Act of 1968 (I.C. 23-5-1-1 et seq. (as amended)), hereby adopts the following provisions of the Indiana Corporation Law and agrees to be bound by the terms thereof:




             All of Chapter 42 of the Indiana Business Corporation Law, being I.C. 23-1-42-1 through 23-1-42-11, inclusive.

             Section 5 of Chapter 26 of the Indiana Business
          Corporation Law, being I.C. 23-1-26-5.


      AND BE IT FURTHER

      RESOLVED that the President and Secretary of the Trust are hereby authorized and directed to file a copy of this Resolution with the Office of the Indiana Secretary of State, and in the Office of the Marion County Recorder.






EXHIBIT 3(ii)




                 COPY OF CODE OF BY-LAWS OF CENTURY REALTY TRUST
                        INCLUDING ALL AMENDMENTS THERETO
                             THROUGH AND INCLUDING
                               DECEMBER 31, 2004
                    ________________________________________









                   CODE OF BY-LAWS OF CENTURY REALTY TRUST
                  (An Indiana Real Estate Investment Trust)


                                   BY-LAWS


        These articles are the By-Laws of CENTURY REALTY TRUST, a business trust organized under the laws of the State of Indiana by a Trust Instrument
made on the   6th   day of December, 1972, and recorded in the Recorder's
office of Marion County and with the Secretary of State of Indiana. These By-Laws have been adopted by the Trustees pursuant to Section 5.18 (12) of the Trust Instrument.
        All words and terms capitalized in these By-Laws, unless otherwise defined herein, shall have the same meaning as they have in the Trust Instrument.

                          ARTICLE 1.  DEFINITIONS

      Section 1.01. Name. This trust shall be known as CENTURY REALTY TRUST (hereinafter called "the Trust" or "Trust").
      Section 1.02.  Trust Instrument.  The term "trust instrument" means the
Trust Instrument of CENTURY REALTY TRUST executed on December   6 , 1972,
together with amendments thereto made from time to time.

      Section 1.03. By-Laws. The term "by-laws" means the code of by-laws of the Trust together with amendments thereto made from time to time.

                        ARTICLE 2.  IDENTIFICATION

      Section 2.01.  Principal Office and Resident Agent - Power to Change.
The post-office address of the principal office of the Trust is 823 Chamber of Commerce Building, Indianapolis, Indiana, Marion County; the name and post-office address of its resident agent in charge of such office is John I. Bradshaw, Jr., 823 Chamber of Commerce Building, Indianapolis, Indiana 46204. The location of its principal office, or the designation of its resident agent, or both, may be changed at any time, or from time to time, when authorized by the trustees. In case the location of the principal office of the trust is changed so that the county in which such new principal office is located is a different county from Marion County, the trust shall immediately record in the office of the county recorder of the county in which the new principal office of the Trust is located copies of the original trust instrument and all amendments thereto certified as true copies by the Secretary of State of Indiana.

      Section 2.02.  Seal.  The Trust shall not have a seal.

      Section 2.03. Fiscal Year. The fiscal year of the Trust shall begin on the first day of January in each year and end on the last day of December in the same year.

                            ARTICLE 3.  SHARES

      Section 3.01. Number, Par Value. The number and par value of the shares of this trust as provided for in Section 3.2 of the Trust Instrument may be changed at any time, or from time to time, when authorized by the Trustees.

      Section 3.02. Form of Certificates. Each holder of the shares of the Trust shall be entitled to a Certificate of Beneficial Interest or Share Certificate signed by the President and Chairperson of the Board of the Trust (except that where any such certificate is signed by a Transfer agent or an assistant Transfer agent or a Transfer clerk and by a registrar, the signatures of any such President or Chairperson of the Board may be facsimile, engraved or printed); and shall be countersigned and registered in such manner, if any, as the Board of Trustees may by resolution prescribe. Each Certificate of Beneficial Interest shall state the name of the registered holder, the number of shares represented thereby, that such shares are without par value, and that such shares have been fully paid and are not liable to any further call or assessment.
      In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate or certificates, shall cease to be such officer or officers of the Trust before such certificate or certificates shall have been delivered by the Trust, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates, or whose facsimile signature or signatures shall have been used thereon, had not ceased to be such officer of officers of the Trust, and such issuance and delivery shall constitute adoption thereof by the Trust.
      The form of the certificate shall be substantially as follows but may vary from time to time as the Trustees may by resolution prescribe:


                                   (Front Side)
                 5,000,000 Authorized Shares Without Par Value
Number_______________________			_______________________Shares
                               CENTURY REALTY TRUST
                     An Indiana Real Estate Investment Trust
                  CREATED UNDER THE LAWS OF THE STATE OF INDIANA
                                SHARE CERTIFICATE
      THIS CERTIFIES that ______________________________________ is the registered owner of ____________________________________ shares of Beneficial
Interest, without par value, of

                              CENTURY REALTY TRUST
fully paid and not liable to any further call or assessment, transferable only on the books of the Trust in person or by duly authorized attorney-in-fact upon surrender of this certificate properly endorsed.

      This certificate and the shares represented hereby are issued and shall be held subject to all of the provisions of the Trust Instrument of the Trust and amendments thereto (copies of which are on file at the principal office of the Trust), to all of which the holder by the acceptance hereof assents.

      No holder or owner of this certificate as such shall have any authority, power or right whatsoever to do or transact any business for or on behalf of or binding upon the Trust or any certificate holder thereof.

      This certificate in not valid until countersigned by the Transfer Agent. WITNESS the signatures of its duly authorized Chairman of the Board and
President.
Dated_______________________

____________________________		_____________________________
Chairman of the Board				President

Countersigned:
CENTURY REALTY TRUST
TRANSFER AGENT

By:____________________________
       Authorized Agent


                                   (Back Side)
      For value received, ________________________________________________
hereby sell, assign and transfer unto ____________________________________,
____________________________________ shares of beneficial interest represented by the within certificate, and do hereby irrevocably constitute and appoint _________________________________________, attorney-in-fact to transfer the said shares on the books of the within named Trust, with full power of substitution in the premises.
      Dated__________________        _________________________________________
                                          (Signature of Registered Holder)


                                    SIGNATURE GUARANTEED

                                    __________________________________
                                                (Name of Bank)

                                   BY:___________________________________
                                                (Authorized Officer)
















This certificate also entitles the holder hereof to certain Rights as set forth in a Rights Declaration dated as of the Declaration Date (the "Rights Declaration"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal offices of the Trust. Under certain circumstances, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Under certain circumstances, Rights issued to any Person who becomes an Acquiring Person
(as defined in the Rights Declaration) or related Persons and subsequent holders thereof, may become null and void.

                             ARTICLE 4.  SHAREHOLDERS

      Section 4.01. Meetings. The Annual Meeting of Shareholders shall be held and such business shall be transacted as provided for in Section 4.1 (1) of the Trust Instrument. The annual meeting shall be held on the first (1st)
Wednesday after the 31 day of   May   in each year at  ten  o'clock (10:00)
A.M. at such place, either within or without the State of Indiana, as shall be designated in advance by the Trustees and shall be specified in the notice of the meeting. In the absence of any designation by the Trustees, each such annual meeting shall be held at the office of the Trust.

      Section 4.02. Special Meetings. Special Meetings of the Shareholders shall be held in accordance with Section 4.1 (2) of the Trust Instrument. Each special meeting of the shareholders shall be held at such place, either within or without the State of Indiana, as shall be designated in advance by the Trustees, and shall be specified in the notice of such meeting. Each such special meeting shall be held at such time as may be specified in the notice of such meeting.

      Section 4.03. Chairperson and Secretary of Shareholders Meetings. The chairperson of the board or, in his or her absence, the president of the trust, shall preside at all meetings of the shareholders as "Chairperson of the Meeting." If both the chairperson of the board and the president are absent, the Trustees present at each meeting shall elect one of their number as Chairperson of the Meeting. Unless otherwise provided for by the trustees, the secretary of the Trust shall be the secretary of such meetings.

      Section 4.04. Construction or Interpretation of Trust Instrument or By-Laws. At any Shareholder's meeting the Chairman of the Meeting shall determine the construction or interpretation of the Trust Instrument or the By-Laws, or any part thereof, and the ruling of the Chairman of the Meeting shall be final.

     Section 4.05. Notice of Meetings. The Shareholders shall receive such notice of Shareholder's meetings as is provided for in Section 4-1 (3) of the Trust Instrument. Any shareholder may waive notice of any meeting in writing either before or after such meeting if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called and the time and place thereof. Attendance at any meeting in person, or by proxy when the instrument of proxy sets forth in reasonable detail the purpose or purposes for which the meeting is called, shall constitute a waiver of notice of such meeting. Each person who has in the manner provided above waived notice of a meeting or who personally attends a meeting or is represented at a shareholders' meeting by a proxy authorized to appear by an instrument of proxy complying with the requirements above set forth shall be conclusively presumed to have been given due notice of such meeting.

      Section 4.06. Addresses of Shareholders. The address of any shareholder appearing upon the records of the Trust shall be deemed to be the same address as the latest address of such shareholder appearing on the records maintained by the Transfer Agent.

      Section 4.07. Voting at Shareholders' Meetings. Except as otherwise provided by law, every holder of shares of the Trust shall have the right at every shareholders' meeting to one (1) vote for each share standing in his or her name on the books of the Trust. No share which belongs to the Trust shall be voted at any meeting. Shares of the Trust standing in the name of a corporation may be voted by such officer, agent or proxy as the Board of Directors of such other corporation may appoint, or as the By-Laws of such other corporation may prescribe, and in the absence of such designation by such person as may be nominated in a proxy duly executed for the purpose by the president or a vice president, and the secretary or an assistant secretary of such other corporation. Shares held by fiduciaries may be voted by the fiduciaries in such manner as the instrument or order appointing such fiduciaries may direct unless the Trust has previously been advised and furnished proper evidence of other procedures or restrictions with respect to voting such shares. Shares that are pledged may, unless otherwise provided in the agreement of pledge, be voted by the shareholder pledging the same until the shares have been transferred to the pledgee on the books of the Trust, and thereafter they may be voted by the pledgee.

      Section 4.08. Proxies. At all meetings of shareholders a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of this trust before or after the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy. The form of any such proxy may be prescribed from time to time by resolution or approval of the Trustees.

      Section 4.09. Inspectors of Election and Conduct of Meeting. At all meetings of the shareholders, the chairman shall appoint an many tellers as he deems necessary, who shall act as inspectors of election, determine the validity of the proxies, pass upon the qualification of all persons offering to vote at such meetings, and to count the ballots. Voting on any question or in any election may be via voice unless the chairman shall order, or a majority of the shareholders present shall demand, that voting be by ballot.

                               ARTICLE 5.  TRUSTEES

      Section 5.01. Number. The Board of Trustees shall initially consist of seven (7) persons and thereafter shall consist of such number of Trustees, not less than five (5) nor more than nine (9), as provided in Section 5.1 of the Trust Instrument.

      Section 5.02. Term. At the first annual meeting of the shareholders, seven (7) trustees shall be elected, three (3) for a term of three years, two
(2) for a term of two years, and two (2) for a term of one year. Thereafter all trustees shall be elected for a term of three years as provided in Section
5.2 of the Trust Instrument.

      Section 5.03. Regular Meetings of Trustees. The annual meeting of the Trustees shall be held immediately following the annual meeting of the Shareholders, as provided in Section 5.8 of the Trust Instrument. Other meetings of the Trustees shall be called in accordance with Section 5.8 of the Trust Instrument at such time and place as shall be designated by the notice provided for therein. Notice of each Trustees' meeting shall be mailed or delivered to the last known address of the Trustee or to such other address as may be specified by the Trustee to the president or secretary. Written notices need not be manually signed. Unless otherwise specified in the notice, any and all business may be transacted at any Trustees' meeting.

      Section 5.04. Special Meetings of Trustees. The Trustees shall hold special meetings in accordance with Section 5.9 of the Trust Instrument at such time and place as shall be designated by the notice provided for therein. Notice of each Trustees' meeting shall be mailed or delivered to the last known address of the Trustee or to such other address as may be specified by the Trustee to the president or secretary. Written notices need not be manually signed.

      Section 5.05. Place for Trustees' Meetings. All meetings of the Trustees may be held within or without the State of Indiana.

      Section 5.06. Conducting Meetings. Immediately after the annual meeting of the shareholders, a majority of the Trustees shall elect a Trustee as president or chairman of the Board of Trustees, who shall preside at Trustees' meetings; in his absence, the Trustees present at each meeting shall elect one of their number as chairman. All rules of conduct adopted and used at Trustees' Meetings, other than those provided for in these By-Laws and the Trust Instrument, shall be determined by the chairman whose ruling on all procedure matters and construction of these By-Laws and the Trust Instrument shall be final.

      Section 5.07. Voting at Meetings. Voting at Trustees' meetings may be conducted orally, by show of hands or, if requested by any Trustee, by written ballot. The results of all voting shall be recorded by the Secretary, or in his absence another Trustee, in the minute book.

      Section 5.08. Action by Consent. Except as provided for in Section 5.13 of the Trust Instrument, any action required or permitted to be taken at any meeting of trustees or by a committee thereof may be taken without a meeting, if prior to such action a written consent to such action is signed by all trustees or all members of such committee as the case may be, and such written consent is filed with the minutes of proceedings of the trustees or committee.

                              ARTICLE 6.  COMMITTEES

      Section 6.01. Executive Committee. The Trustees may appoint at least three (3) of their number to the executive committee of the Trust as provided in Section 6.2 of the Trust Instrument. The executive committee shall designate a chairman and secretary. It shall keep minutes of all its meetings. Reasonable notice of each meeting shall be given by the chairman. Any meeting shall be a legal meeting without notice thereof having been given if all the members of the committee shall be present in person. The committee may hold its meetings within or without the State of Indiana as it may from time to time determine. A majority of the committee shall be necessary to constitute a quorum for the transaction of any business, and the act of a majority of the members present at a meeting at which a quorum is present shall be the act of the committee. The members of the committee shall act only as a committee, and the individual members shall have no powers, as such.

      Section 6.02. Meetings of Committees. Any action permitted to be taken at any meeting of any committee may be taken without a meeting if all members of the committee consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the committee.

      Section 6.03. Rules and Regulations of Committees. Each committee (including the Executive Committee) elected or appointed by the Trustees may adopt such standing rules and regulations for the conduct of its affairs except those specified in those By-Laws and in the Trust Instrument, as it may deem desirable, subject to review and approval of such rules and regulations by the Trustees at the next succeeding meeting of the Trustees.

                               ARTICLE 7.  OFFICERS

      Section7.01(a). Chairperson of the Board. The position of chairperson of the board, if there is one, shall be chosen from among the Trustees. The chairperson shall act as chair of all meetings of the trustees and of the shareholders and shall perform such other duties as the Board of Trustees may from time to time assign. The chairperson of the board shall have the authority to call special meetings of the trustees or of the shareholders.

      Section 7.01 (b). The President. The president shall be the chief executive officer of the Trust and shall have general charge, direction, and supervision of the Trust's business affairs and over its officers, agents and employees. The president shall appoint and discharge employees and agents of the Trust (other than officers elected or agents selected by the Board of Trustees), and shall see that orders and resolutions of the Board of Trustees are carried into effect. In the absence of the chairperson of the board, the president shall preside at all meetings of the shareholders and of the trustees. The president shall sign with the chairperson of the board, or in his absence, the secretary, or other proper officers of this Trust thereunto authorized by the Trust, certificates for shares of the Trust. The president shall have power to execute, acknowledge and deliver all deeds, bonds, contracts and other obligations and documents in the name of the Trust which the trustees have authorized to have executed. The president shall have such other powers and duties as may, from time to time, be prescribed by the Board of Trustees.

      Section 7.02. Vice-President. In the absence of the president, or in the event of the inability or refusal of the president to act, like power and authority shall be vested in the vice-presidents, if any, each serving in the order of his election.

      Section-7.03. Treasurer. The treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of this trust; receive and give receipts for moneys due and payable to this trust from any source whatsoever, and deposit all such moneys in the name of this trust in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of this trust; and (b) in general, perform all duties incident to the office of treasurer and such other duties as, from time to time, may be assigned to him by the president or by the trustees.

      Section 7.04. Secretary. The secretary shall: (a) keep the minutes of the shareholders' and of the trustees' meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of this trust; (c) be custodian of the trust records; (d) keep or cause to be kept a register of the post office address of each shareholder, which shall be furnished to the secretary by such shareholder; (e) sign with the president certificates for shares of this trust; (f) have general charge of the stock transfer books of this trust; and (g) in general, perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the trustees.

      Section 7.05. Asst. Treasurers and Asst. Secretaries. The assistant treasurers and assistant secretaries, if any, in general shall perform such duties as shall be assigned to them by the treasurer or secretary, respectively, or by the president or trustees.

      Section 7.06. Filling Vacancies and Appointing New Officers. Any vacancy of the offices of President, Secretary and Treasurer shall be filled by an election at any meeting of the Trustees. Those individuals selected to fill the vacancies of the office of president, secretary, or treasurer shall be elected by a majority vote of the Trustees and shall hold the office for the remainder of the term. All other officers of the Trust may be appointed by the president. Such officers shall hold office for any term as determined by the Trustees or president subject to removal with or without cause, at any time by the Trustees or president. The names of all such officers appointed by the president shall be submitted at the next succeeding meeting of the Trustees and recorded in the minutes of said meeting.

      Section 7.07. Delegation of Duties. Duties of officers may be delegated. In case of the absence or disability of any officer of the Trust, or for any other reason that the Board may deem sufficient, the Board may delegate, for the time being the powers or duties, or any of them, of such officer to any other officer, or to any Trustee.

      Section 7.08. Loans. No loans shall be contracted on behalf of this trust and no evidence of indebtedness shall be issued in its name by any officer unless authorized by a resolution of the trustees. Such authority may be general or confined to specific loans or evidences of indebtedness.

      Section 7.09. Checks and Drafts. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of this trust shall be signed by such officer or officers of this trust and in such manner as shall from time to time be determined by resolution of the trustees.

      Section 7.10. Deposits. All funds of this trust not otherwise employed shall be deposited from time to time by the officers to the credit of this trust in such banks, trust companies or other depositories as the trustees may select.

                   ARTICLE 8.  EXECUTION OF WRITTEN INSTRUMENTS.

      Section 8.01. Execution of Negotiable Instruments. All checks, drafts, notes, bonds, bills of exchange and orders for the payment of money of the Trust shall, unless otherwise directed by the trustees, or unless otherwise required by laws be signed by the President or Secretary and one other trustee. The trustees may, however, authorize by resolution any one of such officers or an employee of the Trust to sign checks, drafts, and orders for the payment of money, which are for respective amounts not in excess of one thousand dollars ($1,000) in any case, singly and without necessity of countersignature.

      Section 8.02. Execution of Deeds, Mortgages, Etc. All deeds, mortgages and leases made by the Trust and all other written instruments to which the Trust shall be a party shall be executed in its name by the President and Secretary. The trustees may, however, by resolution authorize any Trust Officer or employee to execute any such written instrument singly and without necessity of countersignature upon such terms and conditions as the trustees deem appropriate.

      Section 8.03. Endorsement of Stock Certificates. Any share or shares of stock issued by any corporation and owned by the Trust may, for sale or transfer, be endorsed in the name of the Trust by the President, and such endorsement shall be duly attested by the Secretary.

      Section 8.04. Voting of Stock Owned by Trust. Any share or shares of stock issued by any corporation and owned or controlled by the Trust may be voted at any stockholders' meeting of such corporation by the President of the Trust if he is present, or in his absence by any Trust officer or employee designated by the President. Whenever in the judgment of the President it is desirable for the Trust to execute a proxy or give a shareholder's consent in respect to any share or shares of stock issued by any corporation and owned by the Trust, such proxy or consent shall be executed in the name of the Trust by the President and shall be attested by the Secretary of the Trust. Any person or persons designated in the manner above stated as the proxy or proxies of the Trust shall have full right, power and authority to vote the share or shares of stock issued by such corporation and owned by the Trust the same an such share or shares might be voted by the Trust.

                                ARTICLE 9. AMENDMENTS

      Section 9.01. These By-Laws may be amended or repealed, or new by-laws adopted, at any meeting of the Board of Trustees by the Vote of at least a majority of the entire Board.

      Section 9.02. Any proposal to amend or repeal these By-Laws or to adopt new by-laws shall be stated in the notice of the meeting of the Board of Trustees, or in the waiver of notice thereof, as the case may be, unless all of the Trustees are present at such meeting.



EXHIBIT 10.1


                               PURCHASE AGREEMENT

      This Purchase Agreement (this "Agreement") is made and entered into as of the "Effective Date" (which shall be the last date of execution and delivery of this Agreement by both Buyer and Seller) Century Realty Properties, L.P. ("Seller") and LDG-Fox Run, LP ("Buyer").

      In consideration of the mutual covenants and benefits set forth below, the Deposit, and Buyer's efforts and expense in attempting to satisfy certain conditions, Seller agrees to sell and Buyer agrees to purchase the certain real property, improvements and related personal property and equipment, according to the terms and subject to satisfaction of the conditions of this Agreement.

      1.   Property.   The term "Property" as used in this Agreement shall mean

      (a) Land and Buildings. All of Seller's right, title and interest in and to that land in Indianapolis, Indiana, more particularly described in Exhibit A attached as part of this Agreement, together with all rights, privileges and appurtenances appertaining to the land, and all buildings and improvements constructed or located on that land, commonly known as Fox Run Apartments located at 523 Tomahawk Trail, Indianapolis, Indiana, and containing approximately 284,538 square feet of gross building area and approximately
19.91 acres of land. Property consists of 48 one bedroom flats, 111 two bedroom flats, 40 two bedroom townhouses, 49 three bedroom flats, and 8 three bedroom townhouses. The legal description is subject to revision pursuant to a current survey.

      (b) Fixtures. All appliances, fixtures, plumbing, incinerators, lighting equipment, radiators, furnaces, boilers, hot water heaters, water systems and air conditioning equipment located on or used in connection with the real property and improvements.

      (c) Personalty. All furnishings, furniture, equipment, supplies, inventories, replacement parts, and other personal property owned by Seller, used in connection with the real property and improvements, including leases of such items to the extent assignable and to the extent Buyer desires to assume such leases including all copiers, computers, desks, office furniture and fixtures, maintenance tools, equipment and spare parts.

      (d) Permits. All permits, licenses, certificates of occupancy, consents, governmental authorizations and approvals of any governmental or quasi-governmental agency or body, including without limitation certificates of occupancy.

      (e) Records. All business records, books of account, customer lists, correspondence, and files relating to any tenancy or occupancy of the real property and improvements.

      (f) Plans. All plans relating to architectural, structural, safety and mechanical systems.

      (g) Service Agreements. All maintenance and service contracts, supply contracts, and other agreements, contracts and contract rights relating to the ownership and operation of the real property and improvements, to the extent assignable and to the extent Buyer desires to assume such agreements or contracts.

      (h) Guaranties. All guaranties and warranties relating to any of above items.

      (i) Name. The right to use the name "Fox Run Apartments" and derivations thereof.

      (j) Tenant Leases. All leases or subleases and tenancies with tenants or lessees of portions of the real property and improvements, amendments and modifications to leases, and all guaranties related to such leases (the "Tenant Leases").

      (k) Deposits. All security deposits, prepaid rents and other miscellaneous deposits related to the ownership and operation of the real property and improvements.

      2. Deposit. Within three days of the Effective Date of this Agreement, Buyer shall pay into the escrow account of First American Title Insurance Company ("Escrow Agent") the sum of $25,000 as a good faith deposit ("Deposit") binding this Agreement. The Deposit shall be credited to the Purchase Price at closing, or otherwise held and distributed according to the provisions of this Agreement. Buyer shall deposit an additional $25,000 upon removal of all contingencies. Upon removal of all contingencies, the Deposit and the additional $25,000 deposit shall be non-refundable, but applicable to the Purchase Price.

      3. Purchase Price. The "Purchase Price" for the Property shall be SIX MILLION NINE HUNDRED SEVENTY FIVE THOUSAND DOLLARS ($6,975,000.00). Buyer shall pay the Purchase Price, after adjustments for expenses and prorations set forth in this Agreement, in immediately available funds at closing.

      4. Closing. The closing of the Property shall occur on a date, at a time and at a place designated by Buyer and reasonably agreed to by Seller, but not later than ninety (90) days from the end of the Contingency Period
(defined in section 11(b) of this Agreement, as may be extended pursuant to section 11(c) of this Agreement).

      5. Seller Deliveries at Closing. At (or before) closing Seller shall deliver to Buyer the following:

      (a) Deed. A General Warranty Deed duly executed and delivered by Seller to Buyer, conveying title to the Property subject only to (i) the lien of ad valorem property taxes affecting the Property not yet due and payable,
(ii) applicable governmental laws, rules and regulations, including without limitation, zoning regulations affecting the Property, and (iii) the Permitted Exceptions (as defined in section 11 (a)(ii) of this Agreement).

      (b) Assignment of Tenant Leases. An Assignment of the Tenant Leases, together with the originals of all Tenant Leases, under which Seller assigns all of its interests in the Tenant Leases, Buyer assumes all obligations of Seller as landlord under the Tenant Leases, and each indemnifies the other from and against acts occurring during the applicable period of ownership, and together with correspondence or other files relating to the Tenant Leases.

      (c) Bill of Sale. A bill of sale transferring all Property not conveyed by the Deed, with customary representations and warranties of title and freedom from liens, and together with any unexpired warranties relating to the personal property.

      (d) Assignment of Service Contracts. An assignment of any service contracts that Buyer elects to assume, together with originals of any such service contracts.

      (e) Affidavit. A mechanics and materialmen's lien and owner's affidavit and indemnity acceptable to Buyer's title insurance company, in the form most recently published by the Indianapolis Bar Association.

      (f) Authority. Evidence of the authority of the person or persons executing the documents on behalf of Seller, acceptable to Buyer's title insurance company.

      (g) Miscellaneous. Such other agreements, documents, and instruments as may reasonably be requested by Buyer or Buyer's title insurance company; and

      (h) Possession. Exclusive possession of the Property and the present improvements located thereon free and clear of liens and claims of others, except for tenants under the Tenant Leases, Permitted Exceptions (as hereinafter defined) and in the present condition thereof, ordinary wear and tear excepted.

      (i) Certificate. A "non-foreign" certificate as required by Section 1445 of the Internal Revenue Code.

      (j) Closing Statement. A closing statement showing the payment and application of the Purchase Price and the prorations and expenses between Seller and Buyer.

      (k) Certification. A certification that Seller's representations and warranties set forth in this Agreement are true and correct as of closing.

      (1) Rent Roll. A rent roll certified as true and correct as of closing, including all certificates of occupancy.

      (m) Tenant Letter. Letters to all tenants under the Tenant Leases advising them of the change in ownership and directing them to pay all rents to Buyer.

      (n) Management Termination. Evidence that any management agreements affecting the Property have been terminated and that any employees of Seller with respect to Property have been terminated.

      (o)      Keys.  All keys to the Property.

      6. Buyer Deliveries at Closing. At (or prior to) closing Buyer shall deliver to Seller the following:

      (a) Purchase Price. The Purchase Price, after adjustments for prorations, apportionments and expenses set forth in this Agreement.

      (b) Closing Statement. A closing statement showing the payment and application of the Purchase Price and the prorations and expenses between Seller and Buyer.

      (c) Assumptions. An assumption of the Tenant Leases and of any service contracts or agreements that Buyer desires to assume.

      (d) Miscellaneous. Such other agreements, documents, and instruments as may reasonably be requested by Seller or the title insurance company.

      7. Prorations and Expenses. Seller and Buyer shall make the following prorations at closing and pay the expenses set forth in this section, subject to post-closing adjustments as set forth in this section.

      (a) Taxes. All ad valorem real property taxes affecting the Property that are due and payable in the year of the closing shall be prorated between Seller and Buyer as of the closing date, on a calendar or fiscal year basis, as applicable. Taxes attributable to the date of closing shall be charged to Buyer. If sufficiently accurate information is not available on the closing date, Buyer and Seller agree to prorate (or re-prorate) such taxes when appropriate information is available. Any tax refunds available as the result of any pending tax appeal or any tax appeal filed prior to the date of closing shall be the sole and exclusive property of Seller.

      (b) Assessments. Seller shall be responsible for paying the full amount of all assessments pending or contemplated against the Property at or before closing and shall pay the full amount of such assessments, even if they may be paid in installments not due until after closing.

      (c) Tenant Lease Rents. All rents and other charges due and payable under the Tenant Leases in the month of closing that have been received by Seller on or before the date of closing shall be prorated between Seller and Buyer as of the closing date based on the number of days in the month of closing, if rents are payable on a calendar month basis, and based on the number of days in the payment period, if rents are not paid on a calendar month basis. Rents attributable to the date of closing shall belong to Buyer. All rents for the month of closing not yet received by Seller on or prior to the closing date shall be prorated on the same basis whether received by Seller or Buyer, and each of Seller and Buyer has the obligation to report and pay the prorated amount to the other promptly upon receipt. Buyer shall have no obligation to Seller to collect rents due prior to the closing date.
Commencing ninety (90) days after the date of closing, Seller shall have the right to pursue tenants whose rent, through the date of closing, has not been paid to Seller, provided, the amount of the unpaid rent is $250.00 or more.

      (d) Utilities. Buyer and Seller shall attempt to cause all utility meters to be read as of the day before the date of closing (except those in any tenant's name), in which event Seller shall be responsible for all charges to the date the meter is read, and Buyer shall be responsible for all charges thereafter. To the extent meters are not read on that date, or to the extent utility charges are otherwise not ascertainable on the date of closing, Buyer and Seller shall make such post-closing adjustments as are necessary to cause Seller to pay all charges through and including the day before the date of closing and to cause Buyer to pay all charges on the date of closing and thereafter.

      (e) Service Contracts. All charges ascertainable under any service contracts that Buyer assumes with respect to the Property shall be prorated between Seller and Buyer as of the closing date based on the number of days in the month of closing, if the charges are payable on a calendar month basis, and based on the number of days in the payment period, if the charges are not paid on a calendar month basis. Charges attributable to the date of closing shall be charged to Buyer. Charges not ascertainable on the date of closing shall be prorated between Buyer and Seller on the same basis, and payment made, as soon as the actual amount is known.

      (f) Security Deposits. Security deposits shall be paid to or credited to Seller on the closing date.

      (g) Closing Expenses. Seller shall pay for the transfer tax on the deed, for preparation of the deed, and for any state sales or use tax imposed on the sale of any personal property components of the Property. Buyer shall pay for all title examination charges and for any premiums for title insurance desired by Buyer and all recording fees. Buyer and Seller shall each pay its own attorney, accounting and other professional fees and costs. Seller shall pay the real estate commission as set forth in section 16 of this Agreement. All remaining closing costs shall be evenly divided between Seller and Buyer.

      8. Seller's Representations. Seller represents and warrants to Buyer as follows:

      (a) Authority. Seller has full right and power to enter into this Agreement and, when executed and delivered, all parties having any interest in the Property (other than tenants under the Tenant Leases) shall be lawfully bound by this Agreement. Seller is a validly existing limited partnership in good standing and qualified to do business under the laws of the state of Indiana. The execution and delivery of this Agreement and the consummation of the transactions contemplated by this Agreement will not violate or result in a breach by Seller of any agreement or instrument to which Seller is a party.

      (b) Title. Seller has and will have on the closing date fee simple title to the Property, subject only to matters referred to in section 5(a) of this Agreement and to liens that will be released for the payment of money not in excess of the Purchase Price payable at closing. There are no persons occupying the Property or with a right to occupy or claiming a right to occupy the Property except tenants under the Tenant Leases.

      (c) Actions. There are no actions, suits or proceedings, including without limitation eminent domain or similar condemnation proceedings, pending or, to the best knowledge of Seller, threatened by or before any judicial body or governmental agency or authority against or affecting any portion of the Property.

      (d) No Contracts. There are no outstanding contracts to sell or options to purchase with respect to the Property.

      (e) Compliance. To Seller's knowledge, the Property and Seller's operation of the Property are in compliance with all applicable laws, ordinances and regulations of all governmental and quasi-governmental agencies and authorities with jurisdiction, including without limitation zoning laws and regulations and minimum parking requirements.

      (f) Tenant Leases. The Tenant Leases, or copies of the Tenant Leases, delivered or to be delivered by Seller to Buyer are or will be true, correct and complete copies of all leases and amendments affecting the Property and constitute the entire agreements between Seller and such tenants. The rent roll attached as Exhibit B is true, accurate and complete. Except as shown on Exhibit B, there are no security deposits under the Tenant Leases. Except as shown on Exhibit B, there are no options to renew or extend. Except as shown on Exhibit B, no tenant under any Tenant Lease has paid rent more than one month in advance. Except as shown on Exhibit B, no tenant is in default under an applicable Tenant Lease, nor to Seller's knowledge has any event occurred that with the passage of time or the giving of notice would constitute a default by a tenant under any Tenant Lease. To Seller's knowledge, Seller is not in default under any Tenant Lease, nor has any event occurred that with the passage of time or the giving of notice would constitute a default by Seller under any Tenant Lease, and there exist no disputes with any tenant under any Tenant Lease that could result in any termination of a Tenant Lease or any charge against Seller or the Property. To Seller's knowledge, there are no circumstances that would allow any tenant under a Tenant Lease to cancel or terminate a Tenant Lease. All work, including all tenant finish work, that Seller is required to perform under any Tenant Lease has been completed and payment made.

      (g) Environmental. Seller has not stored, held, transferred, dumped, buried, placed, injected, disposed of or processed any solid waste or hazardous, toxic, flammable or dangerous wastes, substances or materials, or Petroleum, on the Property (other than incidental cleaning and maintenance chemicals used in the oridinary course of Seller's business), nor does Seller have knowledge of any prior storage, holding, transfer, dumping, burial, placement, injection, disposal of or processing of any solid waste or hazardous, toxic, flammable or dangerous wastes, substances or materials, or Petroleum on, in or under the Property or the groundwater thereunder, and/or of the assertion of any environmental or other lien on the Property by any governmental agency, authority or instrumentality to secure the cost and expense of removing or neutralizing any solid waste or hazardous, toxic, flammable or dangerous wastes, substances or materials, or Petroleum present on, in or under the Property, nor does Seller have any knowledge of contamination of groundwater under the Property. For purposes of this Agreement, (i) the phrase "hazardous, toxic, flammable or dangerous wastes, substances or materials" shall include by way of illustration and but not of limitation, any pollutants, contaminants, asbestos and radioactive material and any hazardous, toxic, flammable or dangerous waste, substance or material, or other material, defined as such in, or for purposes of, or regulated by, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. 9601, et seq.; the Hazardous Materials Transportation
Act, as amended, 49 U.S.C. 1801, et seq.; the Resource Conservation and Recovery Act, as amended, 42 U.S.C. 6901, et seq.; the Solid Waste Disposal
Act, as amended; the Clean Air Act, as amended, 42 U.S.C. 740 et seq.; the Clean Water Act, as amended, 42 U.S.C. 1251 et seq.; the Safe Water Drinking Act, as amended, 42 U.S.C. 300f et seq.; the Toxic Substance Control Act, as amended, 42 U.S.C. 2601 et seq.; the Emergency Planning and Community Right to Know Act, 42 U.S.C. 11001 et seq.; any so-called "Superfund" or "superlien" law, or any other federal, state or local statute, law, ordinance, code, rule, regulation, order or decree regulating, relating to, or imposing liability or standards of conduct concerning, any solid waste or hazardous, toxic, flammable or dangerous waste, substance or material,, and (ii) the term "Petroleum" shall mean petroleum in whatever state and its products and by-products, including without limitation, petrochemicals, and "oil" and "oil waste" as such terms are defined in the Clean Water Act (33 U.S.C. 1251 et seq.), as amended, and any compounds or substances containing any of the same (all such statutes, laws, ordinances, codes, rules, regulations, orders and decrees referred to in or contemplated by the foregoing subparts (i) and (ii) being referred to collectively in this Agreement as "Environmental Laws"). Seller shall defend, indemnify and hold harmless Buyer from any and all liabilities, damages, costs, expenses, liens, actions and/or causes of action, including without limitation environmental clean up costs, liens or super-liens arising under any Environmental Law, and all reasonable attorney fees and court costs, which Buyer may suffer or incur as a result of or related to the breach or material inaccuracy of the representations and warranties set forth in this section 8(g).

      (h) Assessments. The Property is not subject to or affected by any assessment for public improvements. To the best knowledge of Seller, no assessment for public improvements is pending or contemplated.

      (i) Permits. Seller has all permits, licenses, certificates of occupancy, consents, governmental authorizations and approvals of any governmental or quasi-governmental agency or body necessary to operate the Property in the manner presently operated.

      (j) Management. Any management contract affecting the Property will be terminated by Seller at or before closing.

      (k) Utilities. The Property is currently served by all utilities at, to Seller's knowledge, normal rates, including without limitation water, electric, gas, phone, sewer and internet.

      (1) Zoning. The Property is zoned D-7 which, to Seller's knowledge, is the correct zoning for 256 apartment units.

      (m) Complete and Accurate. No representation or warranty made by Seller contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements in this Agreement not misleading.

      (n) As-Is; Where-Is. BUYER ACKNOWLEDGES THAT, EXCEPT AS EXPRESSLY PROVIDED IN THIS PARAGRAPH 8, SELLER HAS MADE NO WARRANTIES OR REPRESENTATIONS PERTAINING TO THE QUALITY OR CONDITION OF THE PROPERTY OR ANY ENVIRONMENTAL MATTERS WITH RESPECT THERETO, AND THAT BUYER HAS INSPECTED OR WILL INSPECT
THE PROPERTY AND AGREES TO PURCHASE THE PROPERTY IN "AS IS" CONDITION, AND SELLER HEREBY DISCLAIMS ANY WARRANTIES, INCLUDING, WITHOUT LIMITATION, AS TO MERCHANTABILITY, FITNESS FOR ANY PARTICULAR USE, OR ENVIRONMENTAL CONDITIONS OR CONTAMINATION WITH RESPECT TO THE PROPERTY, UNLESS EXPRESSLY STATED IN THIS PARAGRAPH 8.

      Each of the foregoing representations and warranties shall be affirmed by Seller on the closing date.

      9. Entry Upon Property. From and after the Effective Date, Buyer, its agents, employees, engineers, contractors and nominees, shall have the right to enter upon the Property from time to time and the right of ingress and egress over, through and from the Property, for the purpose of inspecting, testing, making surveys, conducting soil and environmental tests, making test borings and making such other observations and inspections of the Property as are deemed necessary or appropriate by Buyer. Seller shall cooperate fully with Buyer, its agents, employees, engineers, contractors and nominees in providing access to the Property (subject to any notice requirements to tenants required by the Tenant Leases) and information about the Property fully available to Buyer. Seller shall continue to allow any inspections and site visits requested by the Buyer prior to closing including those after the removal of contingencies. Buyer agrees to indemnify Seller from any damages, actions, liability, liens or claims arising out of the actions of Buyer on the Property and to repair any damage to the Property arising from Buyer's actions on the Property.

     10.   Seller Covenants.  Seller covenants and agrees with Buyer as follows:

      (a) Affirmative. Seller will (i) operate the Property through the date of closing and conduct its business in the regular and ordinary course;
(ii) maintain the Property in substantially the same condition as on the date of this Agreement, ordinary wear and tear excepted; (iii) maintain insurance on the Property in at least the amounts now in effect on the date of this Agreement; (iv) duly perform its obligations under the Tenant Leases and all service contracts affecting the Property, (v) upon the expiration of the Contingency Period, provide notice to Buyer of any default or potential default by a tenant under any Tenant Lease, (vi) provide notice to Buyer of any notice Seller receives that may affect the Property, (vii) upon the expiration of the Contingency Period, provide to Buyer any offers or proposals to lease any portion of the Property, by whomever generated, (viii) provide to Buyer notice of any violation received by Seller from any court, governmental agency or insurance underwriter with respect to the Property, and (ix) provide to Buyer within ten (10) days of the Effective Date originals or copies of all title reports or policies Seller has with respect to the Property, any surveys of the Property, any environmental report for the Property, the Tenant Leases, service contracts, certificates of occupancy and other information Seller has with respect to the Property.

      (b) Negative. Seller will not, without the prior written approval of Buyer, such approval not to be unreasonably withheld, (i) take any action that could result in a default by Seller under any Tenant Lease, (ii) upon the expiration of the Contingency Period, cancel, terminate, amend or accept the surrender of any Tenant Lease, (iii) enter into or renew any service agreement or other contract affecting the Property that may not be terminated at or before closing, (iv) enter into or renew any Tenant Lease affecting the Property except in the ordinary course of business [except that even if in the ordinary course of business Seller grants rent or other concessions or incentives, none of such concessions or incentives may apply to the period after the date of closing], or (v) take, agree to take or knowingly permit to be done anything in the conduct of the business of Seller, or otherwise, that would be contrary to this Agreement or would cause any of Seller's representations contained in this Agreement to be or become untrue.

     11. Conditions. Buyer's obligation to purchase the Property is subject to satisfaction in Buyer's sole discretion, or waiver by Buyer, of the following conditions precedent:

      (a)      Conditions.

            (i) Title. Buyer obtaining a satisfactory ALTA title insurance commitment issued by a national title insurance company for an owner's and lender's policy of title insurance acceptable to Buyer and Buyer's lender, at regular rates.

           (ii) Easements, Survey. Buyer verifying that no easements, restrictions, stipulations, encumbrances or other matters of record affecting the Property, or any matters disclosed by a survey (including without limitation encroachments or that the Property is not contiguous), would limit or adversely affect Buyer's use of the Property. Any such exceptions not objected to by Buyer shall be deemed "Permitted Exceptions". Buyer need not object to any mortgage or other lien that can be released by the payment of money by Seller at closing.

          (iii) Environmental. Buyer's determining to its satisfaction that the Property has not been used for the storage or transportation of hazardous, toxic, flammable or dangerous wastes, substances or materials (other than incidental cleaning and maintenance chemicals used in the ordiinary course of Seller's business), that no hazardous, toxic, flammable or dangerous wastes, substances or materials are or have been stored or located on or under the Property (other than incidental cleaning and maintenance chemicals used in the ordiinary course of Seller's business), that the Property has not been used as a dumpsite, and that there are no and have been no underground tanks on the Property. The phrase "hazardous, toxic, flammable or dangerous wastes, substances or materials" has the meaning given to it in section 8(g) of this Agreement.

           (iv) Accuracy of Representations. Buyer's verifying the accuracy and completeness of Seller's representations and warranties set forth in this Agreement, and Seller complying with Seller's covenants set forth in this Agreement.

            (v) Tenant Leases. Buyer shall have had the opportunity to review all Tenant Leases and shall have determined that the Tenant Leases are reasonably acceptable to Buyer. Seller shall copy all leases and tenant application within 25 days of acceptance of this offer and deliver said copies to the Buyer.

           (vi) Physical. Buyer determining in Buyer's sole discretion that the physical condition of the Property is acceptable to Buyer in all material respects, including without limitation the availability of all utility services deemed necessary or appropriate by Buyer.

          (vii) Financing. Buyer obtaining a firm loan commitment on terms acceptable to Buyer for financing the acquisition of the Property. Buyer obtaining an inducement from the city of Indianapolis for bond financing

      (b) Time Period. Buyer shall have until April 1, 2005, to attempt to satisfy or to waive the conditions contained in section 11 (a) of this Agreement (the "Contingency Period"). Buyer shall apply for bond volume cap on or before the February deadline as set by The Indiana Housing Finance Authority
(IHFA), however Buyer shall have an extension if IHFA changes the date it first accepts applications or if the first award of bond volume cap extends beyond April 1, 2005. If Buyer at any time during the Contingency Period determines that Buyer cannot satisfy one or more of these conditions, and if Buyer declines to waive any such condition, then Buyer may terminate this Agreement, in which event the Deposit shall immediately be refunded to Buyer and, after such refund, neither Buyer nor Seller shall have any further rights or obligations under this Agreement. Buyer's notice of satisfaction or waiver of a condition shall be effective only if there is no material adverse change in the matter satisfied or waived between the date of satisfaction or waiver and the date of closing. If there is any material adverse change in condition, then Buyer shall again have the right to terminate this Agreement, in which event the Deposit shall immediately be refunded to Buyer and, after such refund, neither Buyer nor Seller shall have any further rights or obligations under this Agreement.

      (c) Certain Cure Rights By Seller. If Buyer objects during the Contingency Period to any title matters as contemplated by section 11(a)(i) or
(ii) of the Agreement or to any physical conditions as contemplated by section 11(a)(vii) of this Agreement, then Seller shall have a period of thirty (30) days at Seller's cost either (i) to correct the title or physical matter objected to by Buyer to Buyer's satisfaction, or (ii) to notify Buyer that Seller will not correct the title or physical matter objected to by Buyer to Buyer's satisfaction. If Seller does not respond within 10 days of Buyer's notice, Seller will be deemed to have elected not to correct the title or physical matter objected to by Buyer to Buyer's satisfaction, in which event Buyer may either withdraw the objection and close the transactions contemplated by this Agreement, or Buyer may terminate this Agreement as provided for in section 11(b) of this Agreement. If Seller elects not to correct the title or physical matter objected to by Buyer to Buyer's satisfaction, Buyer may either withdraw the objection and close the transactions contemplated by this Agreement, or Buyer may terminate this Agreement as provided for in section 11(b) of this Agreement. If Seller elects to correct the title or physical matter objected to by Buyer to Buyer's satisfaction, Seller shall do so at Seller's cost and expense with all reasonable due diligence, but in no event to be completed later than 30 days of the date of Seller's election, in which event the closing and outside closing date shall be extended to a date that is the later of 30 days after Seller completes the correction.

     12. Non-Assumption of Liabilities. Buyer shall not assume, pay or perform any liabilities or obligations of Seller whatsoever, known or unknown, contingent or accrued, with respect to the Property that arise from or are in any way related to the Property or Seller's ownership or operation of the Property before the date of the closing, including without limitation any tort liabilities of Seller, any environmental liabilities of Seller, any obligations of Seller with respect to federal, state or local income or other taxes, and any obligations of Seller to any employees. Seller shall defend, indemnify and hold harmless Buyer from any losses, claims, demands, damages, costs and expenses (including without limitation reasonable attorney fees and court costs) arising out of any such liabilities or obligations of Seller. Seller shall not assume, pay or perform any liabilities or obligations of Buyer whatsoever, known or unknown, contingent or accrued, with respect to the Property that arise from or are in any way related to the Property or Buyer's ownership or operation of the Property after the date of the closing, including without limitation any tort liabilities of Buyer, any environmental liabilities of Buyer, any obligations of Buyer with respect to federal, state or local income or other taxes, and any obligations of Buyer to any employees. Buyer shall defend, indemnify and hold harmless Seller from any losses, claims, demands, damages, costs and expenses (including without limitation reasonable attorney fees and court costs) arising out of any such liabilities or obligations of Buyer.

     13. Risk of Loss. All risk of loss with respect to the Property shall remain with Seller until the Property has been closed and deed delivered. If a portion of the Property is taken by eminent domain, or if there is damage by fire or other casualty to the Property, then Buyer shall have the option to terminate this Agreement, in which event the Deposit and any interest earned thereon shall be returned to Buyer, and neither Buyer nor Seller shall have any further rights or obligations under this Agreement. If Buyer does not terminate this Agreement, then the Purchase Price shall be adjusted by an amount equal to the condemnation proceeds or insurance proceeds, as applicable, received by Seller or, if the proceeds have not yet been received, they shall be assigned and paid to Buyer.

     14.   Default.

      (a) By Buyer. If Buyer breaches the terms and conditions of this Agreement, and fails to cure such breach within 10 days of written notice by Seller to Buyer specifying the breach, then Seller shall be paid by Escrow Agent the Deposit as liquidated damages for Buyer's breach and as Seller's sole remedy for Buyer's breach. Buyer and Seller agree that it would be difficult or impossible to ascertain Seller's actual damages and that the Deposit represents a reasonable estimate of such damages.

      (b) By Seller. If Seller breaches the terms and conditions of this Agreement, or otherwise fails to perform its obligations under this Agreement, then Buyer shall have all such remedies as may be available at law or in equity, including without limitation specific performance.

     15. Notices. All notices required or permitted by this Agreement shall be in writing and either personally delivered or sent by U.S. certified mail, postage prepaid, return receipt requested, or by a nationally recognized overnight service that guaranties next day delivery, or by facsimile with receipt acknowledged, to the addresses set forth in the preamble to this Agreement, or to such other addresses or persons as any party may direct by notice given pursuant to this section. Notices shall be deemed given the date received, if personally delivered, or two days after deposit in the U.S. mail, if sent by certified mail, or one day after deposit with the overnight delivery service if sent by overnight delivery service. Failure or refusal to accept a notice shall be deemed receipt.

     16. Commissions. Except for a commission that Buyer agrees to pay to Colliers Turley Martin Tucker and Michael B. Drew, the agent for Seller, and a commission that Buyer is to pay to Creek House Realty (per separate agreement), the agent for the Buyer, the Seller and the Buyer each represent that there are no real estate commissions or brokers' or other fees due or payable by Seller or by Buyer as a result of the transactions contemplated by this Agreement, and each shall defend, indemnify and hold harmless the other for any breach of this representation.

     17.   Miscellaneous.

      (a) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Indiana.

      (b) Successors and Assigns. This Agreement shall be binding on and inure to the benefit of the parties hereto and their respective heirs and personal representatives and permitted successors and assigns. Buyer may assign this Agreement to an entity in which any existing principal of Buyer has a financial interest.

      (c) Entire Agreement. This Agreement contains the entire understanding between Buyer and Seller pertaining to its subject matter and supersedes all other understandings, both oral and written, between Buyer and Seller concerning the subject matter of this Agreement. This Agreement may only be amended by a written instrument signed by both Buyer and Seller.

      (d) Severability. If any term, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the same shall remain valid and enforceable in all permitted contexts, and, at all times, the remainder of the provisions of this Agreement shall remain in full force and effect and shall in no way be affected thereby.

      (e) Section Headings and Captions. The section headings and captions used in this Agreement are for convenience only and shall be ignored in construing the substantive provisions of this Agreement.

      (f) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which shall constitute one and the same agreement.

      (g) Exhibits. All exhibits referred to in this Agreement are made part of this Agreement and incorporated in this Agreement by reference above the signatures of the parties.

      (h) Time is of the Essence. Time is of the essence of this Agreement.

      (i) Confidentiality. Both parties agree to keep the terms and conditions of this Agreement confidential, except as certain matters may be required to be disclosed by law or court order, and except that Buyer may disclose the terms to actual and potential investors and lenders and Buyer's professional consultants.

      (j) Survival. Except for the provisions of this Agreement that have been fully performed at closing, the terms, covenants, representations, warranties, conditions and indemnities set forth in this Agreement shall survive closing and delivery of deed.

      (k) Drafting. This Agreement was drafted by Buyer for convenience only and shall not be construed for or against Buyer on such basis.

      (1) Exchange. Seller (or its assigns) has the option to sell and convey the Property as part of a deferred exchange of like kind properties, as contemplated by section 1031 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. Buyer will cooperate in such exchange so long as Buyer incurs no additional expense or liability or delay as a result of such cooperation.

      (m) Clubhouse. Buyer agrees to waive Seller's obligation to participate in the costs of renovating, rebuilding, replacing or maintaining the clubhouse that is shared by Fox Run Apartments and Tomahawk Apartments as an additional inducement to the Seller. It is agreed that if the Buyer fails to get awarded bond volume cap or fails to close for any reason other than breach by the Seller that Buyer will permanently waive Seller's requirement to participate in said costs.

      (n) Purchase of Tomahawk Village. Seller shall be entitled to terminate this Agreement if Buyer fails to close on the purchase of Tomahawk Village Apartments by October 31, 2004. If Seller terminates the Agreement pursuant to this paragraph 17(n), the Deposit shall be refunded to Buyer and the parties shall not be further obligated hereunder.

      (o) Ten Year Hold. This offer contingent upon buyer verifying that the property will qualify for acquisition credit under the section 42 tax credit program. Seller will cooperate with the buyer to verify and certify the information necessary to remove this contingency.

      (p) Temporary Waiver of Shared Expenses. Buyer agrees, as an additional inducement to Seller, to cause Tomahawk Village Apartments to waive, for a period of one (1) year from the effective date of this Agreement, any and all charges to Seller for reimbursement of certain expenses incurred by Tomahawk Village, which expenses would, in the absence of such waiver, be subject to partial reimbursement by Seller, pursuant to the provisions of various easements, all of which shall remain in effect, and related documents executed by and between the respective predecessors in interest of the current owners of the Fox Run and Tomahawk Village properties.

     18. Offer/Acceptance. By delivering two executed originals of this Agreement to Seller, Buyer is offering to purchase the Property on the terms and subject to the conditions set forth in this Agreement. If not accepted by Seller, as evidenced by Seller delivering to Buyer an executed original counterpart of this Agreement by 5:00 P. M. Eastern Standard Time on _______________, then this offer shall be null and void.

      WITNESS the signatures of Buyer, Seller and Escrow Agent on the dates set forth below.

                SELLER:

                CENTURY REALTY PROPERTIES, L.P.

                By Century Realty Trust, its General Partner

                By:     /S/ John I. Bradshaw, Jr.
                      _____________________________
                Title: President
                Date:    12/07/04
                      _____________________________




                BUYER:

                       LDG - Fox Run LP
                _________________________________


                By:     /s/ Chris Dischinger
                    _____________________________
                Title: __________________________
                Date:    12/1/04
                      ___________________________




The undersigned Escrow Agent executes this Agreement to acknowledge receipt of the Deposit and to agree to hold and distribute the Deposit according to the terms of this Agreement.

                ESCROW AGENT:

                _________________________________



                By: _____________________________
                Title: __________________________
                Date: ___________________________





                                EXHIBIT A

BEING the same property conveyed to Century Realty Properties, L.P., by deed dated August 30, 2001, and recorded October 15, 2001 as Instrument Number 2001-0182568 in the office of the Recorder of Marion County, Indiana, as more fully described on the attached sheet:



                                EXHIBIT B
                           [Current Rent Roll]




EXHIBIT 10.2


                        TRUSTEE'S OPTION TO PURCHASE SHARES


CENTURY REALTY TRUST, an Indiana business trust, hereby grants to Larry S.
Boulet         , of 9075 Pickwick Drive       ,    Indianapolis          ,
Indiana 46260        (hereinafter "the grantee"), the option to purchase shares of beneficial interest (hereinafter "the shares") in Century Realty Trust (hereinafter "the grantor"), on the following terms and conditions.
      1.      Shares Subject To Option.  This option shall apply to
   5,000               shares of treasury stock, to the extent there are a
sufficient number of treasury shares to fund this option.
      2. Authorization And Consideration. This option is granted pursuant to a resolution of the Board of Trustees of grantor which was adopted on
   May 5     , 2004 . No monetary consideration has been paid by grantee for this option. Grantee is as of the date hereof a duly elected, qualifying and acting trustee of grantor.
      3.      Purchase Price For Shares.  The purchase price for any shares
purchased pursuant to this option shall be  $10.80       per share, that being
by stipulation and agreement of the parties hereto the fair market value of the shares as of the option date.
      4.      Duration Of Option. This option shall be effective on and after
	May 5	    , 2004  , which date	is herein called the "grant
date".  This option shall expire three years from the grant date, on
	May 4	, 2007	, said date of expiration being herein called the
"expiry date". The duration of this option shall not be affected by the death of grantee, nor by the termination of grantee's status as a trustee of grantor.
      5. Manner of Exercise. Grantee may exercise this option, with or without notice to grantor, at 320 N. Meridian Street, Suite 823, Indianapolis, Indiana 46204(or at such other address as grantor may from time to time designate) at any time selected by grantee on or after the grant date and prior to the expiry date. Said notice shall indicate the number of shares grantee wishes to purchase, and be accompanied by payment to grantor for the shares being purchased.
      6. Method Of Payment. Payment for any shares purchased by grantee pursuant to this option shall be made in cash, check or money order, or such other form of payment as would constitute "good funds" in normal commercial transactions. The date on which the purchase price is received by grantor shall constitute the purchase date. Upon payment for any shares purchased pursuant to this option, grantor shall cause share certificate(s) for the shares purchased to be issued to grantee, or his nominee, in negotiable form, subject only to proper notation for the restrictions set out in paragraph 7 below.
      7. Restrictions On Dividend And Voting Rights. The holder of any shares issued by the grantor pursuant to this option shall not be deemed to be the record owner of such shares, for the purpose of being entitled to dividends or other cash distributions from the Trust, or for voting rights, until ninety
(90) days following the purchase date as defined in paragraph 6 above. The date on which the holder of the shares issued pursuant to this option becomes the record owner for dividends, other cash distributions and voting rights shall be known as the "vesting date". Shares issued pursuant to this option shall be assignable prior to the vesting date, but shall carry a notation indicating the restrictions set out in this paragraph.
      8. Partial Exercise. Grantee shall not be obligated to purchase all shares subject to this option at one time, but may, at grantee's option, purchase as few as 100 shares at any one time. Any partial exercise of this option may be made at any intervals grantee may select, but not more frequently than once in each calendar quarter. Any shares not purchased following a partial exercise of this option shall remain subject to the terms of this option until the expiry date.
      9. Status At Expiry Date. After the expiry date, as noted above, all shares not purchased shall no longer be subject to this option.
     10. Successor And Assigns. This option shall be binding on the grantor and its successors and its assigns.
     11. Assignability Of Option. This option shall be fully assignable by grantee, at any time after the grant date, but partial assignments shall not be made. This option shall inure to the benefit of grantee's heirs, successors and assigns.

      IN WITNESS WHEREOF, the Grantor has executed this option to purchase
shares as of the   5th   day of    May     , 2004  .
CENTURY REALTY TRUST

By:    /S/ John I. Bradshaw, Jr.
      __________________________
      President

                                                    /S/ John W. Adams
                                                 __________________________
                                                        Secretary

      "GRANTOR"