Form 10-Q
period 2005-03-31
CENTURY REALTY TRUST
filed 2005-05-13
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                   FORM 10Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005                 Commission File Number 0-7716



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



Shares of Beneficial Interest, no par value                    1,799,464
Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                        March        December
                                                      31, 2005       31, 2004
                                                     ___________   ___________
                                                      Unaudited     See Note 1
Assets
Real estate investments:
  Land                                                $3,140,029    $3,140,029
  Buildings                                           44,566,664    44,531,489
  Equipment                                              788,471       769,765
  Allowances for depreciation                        (15,240,954)  (14,903,389)
                                                     ___________   ___________
                                                      33,254,210    33,537,894

Real estate held for sale, net of
 allowances for depreciation of $1,861,117             5,834,086     5,834,086
Cash and cash equivalents                              3,369,438     3,037,234
Restricted cash                                        2,127,511     1,885,865
Accounts and accrued income receivable                   374,114       426,478
Unamortized management contracts                         173,427       189,686
Unamortized mortgage costs                               266,519       275,478
Undeveloped land                                          99,675        99,675
Other assets                                              88,685       185,075
Real estate held for sale, other assets                  455,919       398,114
                                                     ___________   ___________
                                                     $46,043,584   $45,869,585
                                                     ___________   ___________
                                                     ___________   ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                             $32,837,419   $33,026,470
  Accounts payable and accrued liabilities               416,264       580,338
  Accrued Interest                                       158,253       150,236
  Accrued property taxes                               1,646,022     1,386,978
  Tenants' security deposits and unearned income         551,546       520,118
  Real estate held for sale, other liabilities           424,211       405,074
                                                     ___________   ___________
                                                      36,033,715    36,069,214

Minority interest in operating partnerships              312,258       315,004

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,801,619 shares (1,795,909 shares
    at December 31, 2004), including 3,507
    shares in treasury (6,507 shares in
    treasury at December 31, 2004)                     9,604,480     9,599,697
  Overdistributed income other
   than from gain on the sale of real estate          (1,999,549)   (2,176,023)
  Undistributed net realized gain from the
   sale of real estate                                 2,128,905     2,128,905
  Cost of treasury shares                                (36,225)      (67,212)
                                                     ___________   ___________
                                                       9,697,611     9,485,367
                                                     ___________   ___________
                                                     $46,043,584   $45,869,585
                                                     ___________   ___________
                                                     ___________   ___________
See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Operations
Unaudited
                                                      Three Months
                                                     Ended March 31
                                                   2005            2004
                                                __________       __________
Income:
Real estate operations:
  Rental Income                                 $2,614,041       $2,549,627
  Other income                                      50,653           41,625
                                                __________       __________
                                                 2,664,694        2,591,252
  Less:
    Real estate operating expenses               1,201,682        1,243,329
    Depreciation                                   355,473          356,422
    Real estate taxes                              314,298          337,905
                                                __________       __________
                                                 1,871,453        1,937,656
                                                __________       __________
                                                   793,241          653,596
Interest income                                     10,570            2,196
                                                __________       __________
                                                   803,811          655,792
Expenses:
Interest                                           505,778          544,497
General and administrative                         177,169          172,710
                                                __________       __________
                                                   682,947          717,207
                                                __________       __________
Income (loss) before minority interest
 and discontinued operations                       120,864          (61,415)

Minority interest in operating
 partnerships                                         (579)          12,608
                                                __________       __________
Income (loss) before discontinued operations       120,285          (48,807)

Income (loss) from discontinued operations          56,189          (10,499)
                                                __________       __________
Net income (loss)                                 $176,474          (59,306)
                                                __________       __________
                                                __________       __________
Earnings (loss) per share -
 basic and diluted:
  Income (loss) before
   discontinued operations                           $0.07           ($0.03)
  Income (loss) from
   discontinued operations                           $0.03           ($0.00)
                                                __________       __________
  Net income (loss)                                  $0.10           ($0.03)
                                                __________       __________
                                                __________       __________
See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited
                                                      Three Months
                                                     Ended March 31
                                                   2005           2004
                                               __________     __________
Operating Activities:
Net income (loss)                                $176,474       ($59,306)
Adjustments to reconcile net
 income (loss) to cash provided by
 operating activities:
   Depreciation and amortization                  365,506        453,523
   Minority interest                                  579        (12,608)
   Changes in operating assets
    and liabilities:
     Restricted cash                             (241,646)      (367,262)
     Accounts and accrued income receivable        52,364        (46,941)
     Other assets                                  35,862         (7,928)
     Accounts payable and accrued liabilities     122,169        218,956
     Tenants' security deposits and
      unearned rent                                31,428          7,811
                                               __________     __________
Net cash provided by operations                   542,736        186,245

Investing Activities:
Purchase of property and improvements             (53,881)       (42,729)
Proceeds of eminent domain action                      -          16,860
Lease principal payments received                      -          14,108
                                               __________     __________
Net cash used in investing activities             (53,881)       (11,761)

Financing Activities:
Principal payments on mortgage notes payable     (189,051)      (173,036)
Exercise of stock option                           32,400             -
                                               __________     __________
Net cash used in financing activities            (156,651)      (173,036)
                                               __________     __________
Net increase in cash and cash equivalents         332,204          1,448
Balance at beginning of period                  3,037,234      1,550,459
                                               __________     __________
Balance at end of period                       $3,369,438     $1,551,907
                                               __________     __________
                                               __________     __________

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
March 31, 2005
Unaudited

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

        The balance sheet at December 31, 2004 was derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended
December 31, 2004.

NOTE 2 - INTEREST IN OPERATING PARTNERSHIPS

        The Trust, through its wholly-owned subsidiary, CR Management, Inc., is the general partner in five limited partnerships each of which owns, as its principal asset, a single apartment property. CR Management, Inc. owns 2,972 partnership units.
Effective January 1, 2000, the Trust granted to each of the beneficial owners of the remaining 286,908 partnership units the right to exchange their units for an equal number of shares of the Trust. Exchanges are exercised effective on the first day of each calendar quarter. At December 31, 2004 the Trust owned, in the aggregate 242,381, or 84.6%, of the limited partnership interests.

        During the three months ended March 31, 2005, the Trust issued 5,710 shares of beneficial interest in exchange for partnership units. Including the exchanges exercised in 2005, the Trust, as of March 31, 2005, owned 248,091, or 86.5%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.

NOTE 3 - MORTGAGE NOTES PAYABLE

        Thirteen of the 19 properties owned by the Trust, excluding the Fox Run apartments classified as held for sale, are encumbered by mortgage loans that are payable in monthly installments totaling approximately $218,300 including interest at rates ranging from 4.95% to 9% per annum, and which mature from April 1, 2006 to July 31, 2037. Scheduled payments during the three month period ended March 31, 2005 decreased mortgage loan balances, in the aggregate, by $156,831.

        At March 31, 2005 and December 31, 2004, the Fox Run apartments, which was held for sale, had an outstanding mortgage loan balance of $4,541,580 and $4,573,800, respectively. The mortgage note payable, which provided for monthly principal payments of $10,740 plus interest at the rate of 4% per annum matured on March 30, 2005. In connection with the proposed sale of Fox Run, the mortgagee agreed to extend the maturity date of the note until December 31, 2005. Monthly principal payments of $10,740 will continue during the extension period. The Trust agreed to pay an extension fee of $11,327, and adjust the interest rate on the unpaid balance to the lender's prime rate, plus .5%.

NOTE 4 - REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

        In April, 2004 the Trust sold the Park Plaza apartments, a 176-unit apartment community in Indianapolis, and in December, 2004 entered into contracts with separate unrelated parties to sell the Fox Run apartments, a 256-unit apartment community in Indianapolis, and a restaurant property formerly operated as the Fortune House at 9106 Wesleyan Road in Indianapolis. Both the
Fox Run contract and the Fortune House contract contain a number of contingencies to be resolved before the sales can be consummated. Assuming both pending sales are completed in accordance with the contract terms, which management believes has a probability of occurring, the Trust will receive gross proceeds of $6,975,000 for the Fox Run property and $850,000 for the Fortune House property. The Trust will use a portion of the proceeds to pay off the mortgage note payable on the Fox Run property, which totaled $4,541,580 at March 31, 2005. The
Fortune House property is unencumbered.

        In accordance with provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the two properties with sales pending are classified in the balance sheets as Real Estate Held for Sale. The results of operations with respect to those properties, and the Park Plaza apartments sold in April, 2004 have been separately classified for the periods presented as discontinued operations.




        Following is a summary of the income (loss) from discontinued operations for the three month periods ended March 31, 2005 and 2004:

                                        2005            2004
                                        ____            ____


        Rental income                $ 359,695       $ 495,540
        Other income                    10,163          22,523
        Income from financing leases       -             2,415
                                     _________       _________
                                       369,858         520,478

        Rental operating expenses      207,398         328,435
        Depreciation                       -            85,245
        Real estate taxes               59,673          69,975
        Interest                        46,598          47,322
                                     _________       _________
                                       313,669         530,977
                                     _________       _________
        Income (loss) from
         discontinued operations     $  56,189       $ (10,499)
                                     _________       _________
                                     _________       _________


NOTE 5 - STOCK OPTIONS

	In May, 2004, the Trust granted to a newly elected Trustee the option to purchase 5,000 shares of beneficial interest exercisable on or before May 4, 2007, at a price of $10.80 per share, the fair market value at the date of the grant. Pursuant to that option, the holder purchased 2,000 shares in December, 2004 and 3,000 shares in January, 2005. There were no unexercised options at March 31, 2005.

NOTE 6 - EARNINGS (LOSS) PER SHARE

	A reconciliation of the numerator and denominator of the earnings (loss) per share computation for the three months ended
March 31, 2005 and 2004 is as follows:

                                                  2005            2004
                                                  ____            ____
 Numerator (net  income/loss):
   Numerator for basic and diluted
     earnings (loss) per share                  $176,474       $(59,306)
                                                ________       _________
                                                ________       _________

   Denominator:
     Denominator for basic earnings (loss)
     per share - weighted average shares       1,797,979      1,784,684
       Effect of dilutive securities:
        Stock options                                361           -
                                               _________      _________
   Denominator for diluted earnings (loss)
     per share - adjusted weighted average
       shares and assumed conversions          1,798,340      1,784,684
                                               _________      _________
                                               _________      _________

 Basic earnings (loss) per share                   $0.10         $(0.03)
                                                   _____         ______
                                                   _____         ______

 Diluted earnings (loss) per                       $0.10         $(0.03)
                                                   _____         ______
                                                   _____         ______

NOTE 7 - FEDERAL INCOME TAXES

        The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. Realized gains on the sale of investments are distributed to shareholders if and when recognized for income tax purposes.

        The Trust initially intended to use the proceeds from the sale of an apartment property in April, 2004 to acquire replacement investment property in accordance with provisions of Internal
Revenue Code Section 1031. The Trust was unable to acquire a suitable replacement, and subsequently in 2004 declared and paid a special cash distribution of $1.05 per share, an amount that management believed would approximate the otherwise taxable income of the Trust for 2004. That distribution amount was subsequently determined to have been insufficient by approximately $.10 per share to offset all of the Trust's otherwise taxable income for 2004. The Board of Trustees intends to declare a dividend in 2005 that will include the 2004 distribution deficiency.

        Assuming compliance with other requirements of the Code, income, including recognized capital gain, that is distributed to shareholders will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the consolidated financial statements.

NOTE 8 - ANNUAL SHAREHOLDER MEETING

        A shareholder proposal recommending that the Board of Trustees undertake a plan to sell all of the Trust's assets and liquidate the Trust was supported by 50.4% of the votes cast by shareholders at the annual shareholder meeting on May 5, 2004.
The Board of Trustees has no plan of liquidation under consideration at this time, but will consider liquidation, along with other strategic options, in its efforts to maximize shareholder value. No similar proposal was presented for shareholder consideration at the most recent annual shareholder meeting on May 4, 2005.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

        Contained in this discussion and elsewhere in this quarterly report are forward-looking statements which management believes to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained. Several factors that might cause such a difference are identified at the end of this discussion.

        At March 31, 2005 and 2004, and throughout the quarters then ended, the Trust owned or controlled, as continuing operations, thirteen apartment communities containing 1,704 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and one restaurant property leased to an operator under a month to month net lease. A detailed listing of the investment properties is contained on Page 2 of the Trust's 2004 annual report. Comparative information related to income and expenses contained in this discussion applies to continuing operations, unless otherwise indicated.

        Five apartment properties containing 586 units are owned by five separate partnerships that are controlled by the Trust through a wholly-owned subsidiary. Holders of operating partnership units have the option to exchange them, one for one, for shares of beneficial interest in the Trust at any time until November, 2007. As of March 31, 2005 and 2004, holders of
86.5% and 83.5%, respectively of the outstanding units, had exercised their exchange options. (See Note 2 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on operating results per share during the next year.

        The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the real estate portfolio, other than the possibility of selling one or both properties currently designated as Held for Sale, will be unchanged during the second quarter of 2005. Average apartment occupancy rates in recent months has gradually increased, and rental discounts offered to new tenants at certain locations have gradually decreased. Consequently, management anticipates a gradual increase in income from apartment operations through the second quarter of 2005. Property tax assessment appeals pending for four of the Trust's properties, if settled favorably, could have a positive impact on earnings during the balance of 2005.

Real Estate Held for Sale and Discontinued Operations

        In April, 2004, the Trust sold the 176-unit Park Plaza apartments, and in December, contracted to sell the 256-unit Fox Run apartments. In a separate sale contract, the Trust agreed to sell to an unrelated buyer, the restaurant property previously operated as the Fortune House. Management expects to complete the restaurant property sale during the second quarter of 2005 and the Fox Run sale after the second quarter of 2005.

        In accordance with the provisions of FASB Statement No. 144, the net investments in the Fox Run and Fortune House properties are presented in the consolidated balance sheets as real estate held for sale. The results of operations for the Park Plaza apartments in the first quarter of 2004 and the two properties currently held for sale for the quarters ended March 31, 2005 and 2004, are summarized and shown in the consolidated statements of operations as income or loss from discontinued operations. The three sale transactions are described in Note 4 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

        Amortization of Management Contracts. In 1997, the Trust paid $650,350 for the general partner interest and absolute management control over five partnerships, each of which owns one apartment property as its principal asset. The accounts of the partnerships are included in the consolidated financial statements of the Trust. The Trust elected to amortize, on a straight line basis, its cost to acquire its position over the ten-year period during which the holders of limited partnership units could elect to, or not elect to, exchange those units for shares of beneficial interest of the Trust; consequently, depreciation expense each quarter includes $16,258 for amortization of the acquisition costs.

        Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $74,612, and $76,816 in the quarters ended March 31, 2005 and 2004, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the expense for replacements is not materially greater than would be the charges for depreciation had the carpets been capitalized when purchased.

        Impairment of Long-Lived Assets. When an event or change in circumstance indicates that future undiscounted cash flows from operations and from the ultimate disposition of the property would be insufficient to recover the carrying value of a long-lived asset, the asset value is reduced to fair market value, and an impairment loss is recognized.


RESULTS OF OPERATIONS

        For the quarter ended March 31, 2005, the Trust reported an increase of 2.8% in rental and other operating income from continuing real estate operations from the comparable period of 2004. Rental income from apartment operations increased by 3.3% from the first quarter of the prior year as a result of higher occupancy rates in spite of 2.1% lower average rental rates. Economic apartment occupancy for the first quarter of 2005 was 91.1%, up from 86.3% during the prior year quarter. The increasing trend in occupancy rates that commenced in the fourth quarter of 2003 is due primarily to intensive marketing efforts and the use of rental incentives and discounts. Rental incentives and discounts are being phased out as occupancy increases.

        Rental properties other than apartments accounted for 5.7% of income from rental operations in the first quarter of 2005.
Income from non-apartment properties decreased $7,900, or 5.4%, due to lower occupancy rates. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, averaged 81.5% and 86% during the quarters of 2005 and 2004, respectively.

        Operating expenses of continuing operations, excluding interest and depreciation, for all of the apartment properties amounted to 52.9% of gross possible income for the first quarter of 2005, down from 54.5% for the prior year period, and amounted to a decrease of $76,600, or 5%, in total operating expenses. Most operating and maintenance expenses decreased led by property taxes, which decreased by $25,100. Property taxes decreased due to the reduction in assessed values at some locations.
Management filed appeals for review at most locations following the statewide reassessment of real estate for taxes payable in 2003 and subsequent years. Appeals are pending on four of the Trust's properties, and management believes it is likely that some additional reductions will be realized later in 2005.

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

        Interest expense, nearly all of which is applicable to thirteen mortgage loans outstanding during the quarters ended March 31, 2005 and 2004, decreased by $38,700 primarily because three loans were refinanced after March 31, 2004 with new loans bearing lower interest rates. The three loans that were refinanced accounted for $31,700 of the reduction in interest expense. The balance of the decrease is attributed primarily to a reduction in mortgage loan balances that resulted from scheduled monthly debt service.

        Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less. Two of the loans, with unpaid balances that totaled $1.24 million at March 31, 2005, provide for interest rates to be reset in February each year. The current interest rates applicable to those loans is 6%, up from 4.25% that was in effect for one year from February 1, 2004. The third adjustable rate loan, with a current interest rate of 4.7%, had an unpaid balance at March 31, 2005 of $0.7 million. The next interest rate reset date for that loan is October 1, 2005.

        At March 31, 2005 and December 31, 2004, the Fox Run apartments had an outstanding mortgage loan balance of $4,541,580 and $4,573,800, respectively. The mortgage note payable, which provided for monthly principal payments of $10,740 plus interest at the rate of 4% per annum matured on March 30, 2005. In connection with the proposed sale of Fox Run, the mortgagee agreed to extend the maturity date of the note until December
31, 2005. Monthly principal payments of $10,740 will continue during the extension period. The Trust agreed to pay an extension fee of $11,327, and adjust the interest rate on the unpaid balance to the lender's prime rate, plus .5%.

        General and administrative expenses amounted to 6.6% of income from continuing real estate operations in the first quarter of 2005, compared with 6.7% in the comparable quarter of 2004.
Officer and employee compensation costs, including payroll taxes and benefits that are included in administrative expenses, amounted to $72,800 and $71,800 in the quarters ended March 31, 2005 and 2004, respectively.

        The changes in income and expenses attributable to discontinued operations are described in Note 4 to the consolidated financial statements. During the three months ended March 31, 2005 and 2004, the Trust realized operating results from the three properties so designated as follows:

                                       2005            2004
                                     _______         ________
  Park Plaza apartments              $   -           $(10,637)
  Fox Run apartments                  62,226           (7,003)
  Fortune House restaurant            (6,037)           7,141
                                     _______         ________
  Total income (loss)                $56,189         $(10,499)

        During the three months ended March 31, 2005, Fox Run had economic occupancy of 82.7% and operating expenses of 58.3% of gross possible income, compared with economic occupancy of 73.4% and operating expenses of 52.6% for the comparable period in 2004. Fox Run incurred a substantial increase in real estate taxes as a result of reassessment for taxes payable in 2003 and
subsequent years.   An appeal for a reduction of the increased
assessed value that was filed by the Trust was pending resolution at March 31, 2005. Once a property is classified as held for sale, depreciation is discontinued. Approximately $61,000 of depreciation expense was incurred on the Fox Run apartments during the three months ended March 31, 2004 while there was no depreciation expense during the three months ended March 31, 2005.

        A 25-year lease of the Fortune House restaurant property that began in 1979 expired in November, 2004. The lessee elected not to renew the lease, and vacated the property. In addition to the loss of revenue from the property, the Trust is incurring expenses for utilities, grounds maintenance and real estate taxes that were formerly absorbed by the lessee.


LIQUIDITY AND SOURCES OF CAPITAL

        At March 31, 2005, the Trust held cash and cash equivalents of approximately $2,881,000 in its own accounts and $488,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.

        Other than cash that may be required for property improvements and replacements which amounts may exceed funds generated by operations, management is not aware of any significant transactions or events which will require material expenditures during the remainder of 2005, except for a deficiency cash distribution to shareholders of approximately $182,000 related to the sale of the Park Plaza apartments in 2004. In addition, management is considering recommendations by the property managers, but has not committed, to undertake significant exterior painting and paving projects. While the recommended projects are considered by management to be warranted, certain of them may be deferred without negative impact on the physical integrity or productivity of the assets.

        From time to time the Trust will consider selling certain properties due to operating performance, strategic or other reasons. In addition, the Trust periodically receives unsolicited offers for certain properties. In all situations, the Trust evaluates offers and will only sell a property if the Trust believes an appropriate sales price, based on an assessment of market value, has been obtained.

INFLATION

        Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during the three months ended March 31, 2005 and 2004.

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



                                    PART II

Item 4(a)  At the Trust's annual shareholder meeting held on May
4, 2005, one proposal was submitted to a vote. Proposal No. 1 related to the election of four trustees.

      (b) The following incumbent trustees were re-elected for the terms indicated:

                Larry S. Boulet - for a term of three years; and Francis M. Hapak - for a term of two years.

           The following individuals nominated by management for initial service as trustees were elected for the terms indicated:

                Michael W. Malafronte - for a term of three
                                        years; and
                Neil C. McKinnon - for a term of three years.

           Members of the Board of Trustees whose terms have not expired are as follows:

           Terms expire in 2006         Terms expire in 2007
           ____________________         ____________________
           John W. Adams                John J. Dillon
           John I. Bradshaw, Jr.        Murray R. Wise
           Marvin L. Hackman

      (c)  Proposal No. 1 - Election of  Trustees -  tabulation
           of votes cast:
           Larry S. Boulet       For: 1,291,874 Withheld: 116,486
           Francis M. Hapak	 For: 1,094,869 Withheld: 313,491
           Michael W. Malafronte For: 1,301,887 Withheld: 106,473
           Neil C McKinnon       For: 1,302,322 Withheld: 106,038


Item 6(b)  No events occurred during the three months ended
March 31, 2004, which would have necessitated the filing of a report on Form 8K.

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


                         CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of March 31, 2005, adequate and effective disclosure control.

     Changes in internal controls. During the quarter ended March 31, 2005, there was no change in the Trust's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


                      MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust and subsidiaries at March 31, 2005, and December 31, 2004, and the results of their operations and their cash flow for the three months ended March 31, 2005, and March 31, 2004, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2004 annual report.



                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTURY REALTY TRUST


Date_____________               By /S/John I. Bradshaw, Jr.
                                  _________________________
                                  President and Treasurer


Date_____________               By /S/David F. White
                                  _________________________
                                  Controller