Form 10-Q
period 2005-06-30
CENTURY REALTY TRUST
filed 2005-08-15
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005                   Commission File Number 0-7716



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


Shares of Beneficial Interest, no par value                    1,801,476 shares
Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                      June          December
                                                    30, 2005        31, 2004
                                                  ___________    ___________
                                                    Unaudited     See Note 1
Assets
Real estate investments:
  Land	                                           $3,140,029     $3,140,029
  Buildings                                        44,651,138     44,531,489
  Equipment                                           806,969        769,765
  Allowances for depreciation                     (15,578,518)   (14,903,389)
                                                  ___________    ___________
                                                   33,019,618     33,537,894
Real estate held for sale, net of
  allowances for depreciation of $1,861,117         5,834,086      5,834,086
Cash and cash equivalents                           3,716,305      3,037,234
Restricted cash                                     1,915,587      1,885,865
Accounts and accrued income receivable                346,772        426,478
Unamortized management contracts                      157,168        189,686
Unamortized mortgage costs                            252,707        275,478
Undeveloped land                                       99,675         99,675
Other assets                                           52,924        185,075
Real estate held for sale, other assets               418,646        398,114
                                                  ___________    ___________
                                                  $45,813,488    $45,869,585
                                                  ___________    ___________
                                                  ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                          $32,642,666    $33,026,470
  Accounts payable and accrued liabilities            411,519        580,338
  Interest                                            174,445        150,236
  Property taxes                                    1,434,039      1,386,978
  Tenants' security deposits and unearned income      571,382        520,118
  Real estate held for sale, liabilities              329,620        405,074
                                                  ___________    ___________
                                                   35,563,671     36,069,214

Minority interest in operating partnerships           312,320        315,004

Shareholders' equity:
  Shares of Beneficial Interest, no par
   value - authorized 5,000,000 shares,
   issued 1,802,971 shares (1,795,909 shares
   at December 31, 2004), including 3,507
   shares in treasury (6,507 shares in
   treasury at December 31, 2004)                   9,613,118      9,599,697
  Overdistributed income other
   than from gain on the sale of real estate       (1,768,301)    (2,176,023)
  Undistributed net realized gain from the
   sales of real estate                             2,128,905      2,128,905
  Cost of treasury shares                             (36,225)       (67,212)
                                                  ___________    ___________
                                                    9,937,497      9,485,367
                                                  ___________    ___________
                                                  $45,813,488    $45,869,585
                                                  ___________    ___________
                                                  ___________    ___________
See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                         Three Months            Six Months
                                        Ended June 30          Ended June 30
                                    ____________________   ____________________
                                       2005       2004        2005       2004
                                    _________  _________   _________  _________
Income:
Real estate operations:
  Rental Income                    $2,620,048 $2,534,714  $5,234,089 $5,084,341
  Other income                         53,621     53,215     104,274     94,840
                                    _________  _________   _________  _________
                                    2,673,669  2,587,929   5,338,363  5,179,181
  Less:
    Operating expenses              1,208,969  1,213,522   2,410,651  2,456,851
    Depreciation                      355,473    356,640     710,946    713,062
    Real estate taxes                 264,702    337,191     579,000    675,096
                                    _________  _________   _________  _________
                                    1,829,144  1,907,353   3,700,597  3,845,009
                                    _________  _________   _________  _________
                                      844,525    680,576   1,637,766  1,334,172
Interest                               16,116      2,381      26,686      4,577
                                    _________  _________   _________  _________
                                      860,641    682,957   1,664,452  1,338,749
Expenses:
Interest                              506,488    536,605   1,012,266  1,081,102
Mortgage loan
 extinguishment costs                      -      75,069          -      75,069
General and administrative            208,182    198,272     385,351    370,982
                                    _________  _________   _________  _________
                                      714,670    809,946   1,397,617  1,527,153
                                    _________  _________   _________  _________
Income (loss) before
 minority interest and
 discontinued operations              145,971   (126,989)    266,835   (188,404)

Minority interest in
 operating partnerships                (8,700)    21,699      (9,279)    34,307
                                    _________  _________   _________  _________
Income (loss) before
 discontinued operations              137,271   (105,290)    257,556   (154,097)

Income from discontinued
  operations, including
  $2,689,599 gain on sale
  of property in 2004                  93,975  2,660,816     150,164  2,650,317
                                    _________  _________   _________  _________
Net income                           $231,246 $2,555,526    $407,720 $2,496,220
                                    _________  _________   _________  _________
                                    _________  _________   _________  _________
Earnings per share -
 basic and diluted:

  Income (loss) before
   discontinued operations             $0.08     ($0.06)      $0.14     ($0.09)

  Income from discontinued
   operations                          $0.05      $1.49       $0.09      $1.49

  Net income                           $0.13      $1.43       $0.23      $1.40


See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                         Six Months
                                                       Ended June 30
                                                    2005            2004
                                                __________      __________
Operating Activities
Net income                                        $407,720      $2,496,220
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                   733,718         917,190
   Gain on sale of apartment property                  -        (2,689,599)
   Minority interest                                 9,279         (34,307)
   Changes in operating assets
    and liabilities:
     Restricted cash                               (29,723)       (374,505)
     Accounts and accrued income receivable         79,706         (69,777)
     Other assets                                  108,320          66,124
     Accounts payable and accrued liabilities     (172,956)         76,320
     Tenants' security deposits and
      unearned income                               51,264         (63,148)
                                                __________      __________
Net cash provided by operating activities        1,187,328         324,518

Investing Activities:
Proceeds from sale of apartment property, net        -           2,972,726
Funds escrowed for completion of
  tax deferred exchange                              -          (2,972,726)
Purchase of property and improvements             (156,853)       (139,489)
Proceeds of eminent domain action                    -              16,860
Lease principal payments received                    -              28,217
                                                __________      __________
Net cash used in investing activities             (156,853)        (94,412)

Financing Activities:
Proceeds from long-term mortgage loan, net               -       1,252,560
Mortgage loan balance refinanced                         -      (1,184,204)
Principal payments on mortgage notes payable      (383,804)       (347,155)
Exercise of stock option                            32,400               -
                                                __________      __________
Net cash used in financing activities             (351,404)       (278,799)
                                                __________      __________
Net increase (decrease) in cash
  and cash equivalents                             679,071         (48,693)
Balance at beginning of period                   3,037,234       1,550,459
                                                __________      __________
Balance at end of period                        $3,716,305      $1,501,766
                                                __________      __________
                                                __________      __________
See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
June 30, 2005
Unaudited

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The balance sheet at December 31, 2004, was derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2004.

NOTE 2 - INTEREST IN OPERATING PARTNERSHIPS

     The Trust, through its wholly-owned subsidiary, CR Management, Inc., is the general partner in five limited partnerships each of which owns, as its principal asset, a single apartment property. CR Management, Inc., owns 2,972 partnership units. Effective January 1, 2000, the Trust granted to each of the beneficial owners of the remaining 286,908 partnership units the right to exchange their units for an equal number of shares of the Trust. Exchanges are exercised effective on the first day of each calendar quarter. At December 31, 2004, the Trust owned, in the aggregate 242,381, or 84.6%, of the limited partnership interests.

     During the six months ended June 30, 2005, the Trust issued 7,062 shares of beneficial interest in exchange for partnership units. Including the exchanges exercised in 2005, the Trust, as of June 30, 2005, owned 249,443, or 86.9%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.

NOTE 3 - MORTGAGE NOTES PAYABLE

     Thirteen of the 17 properties owned by the Trust, excluding the Fox Run apartments and the Fortune House restaurant classified as held for sale, are encumbered by mortgage loans that are payable in monthly installments totaling approximately $218,300 including interest at rates ranging from 4.95% to 9% per annum, and which mature from April 1, 2006, to July 31, 2037. Scheduled payments during the six month and three month periods ended June 30, 2005 decreased mortgage loan balances, in the aggregate, by $319,364 and $162,533, respectively.

     At June 30, 2005, and December 31, 2004, the Fox Run apartments, which was held for sale, had an outstanding mortgage loan balance of $4,509,360 and $4,573,800, respectively. The mortgage note, which provided for monthly principal payments of $10,740 plus interest at the rate of 4% per annum matured on March 30, 2005. In connection with the proposed sale of Fox Run, the mortgagee agreed to extend the maturity date of the note until October 31, 2005. Monthly principal payments of $10,740 will continue during the extension period. The Trust agreed to pay an extension fee of $11,327, and adjusted the interest rate on the unpaid balance to the lender's prime rate, plus .5%. If, for some reason, the Fox Run apartments are not sold prior to October 31, 2005, management believes that the Trust has the ability to refinance the existing mortgage debt.

NOTE 4 - REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     In April 2004 the Trust sold the Park Plaza apartments, a 176-unit apartment community in Indianapolis, and in December
2004 entered into contracts with separate unrelated parties to sell the Fox Run apartments, a 256-unit apartment community in Indianapolis, and a restaurant property formerly operated as the Forturne House at 9106 Wesleyan Road in Indianapolis. Both sales were contingent on the buyers obtaining acceptable financing and completing due diligence procedures typically performed by purchasers of investment real estate. In the case of Fox Run, the buyer is in the process of obtaining customary governmental approval for bond financing. The buyer, who obtained identical governmental approval and bond financing for an apartment property contiguous to Fox Run in September 2004, believes that the governmental approval and financing will be obtained.

     The restaurant property was sold in July 2005, with approximately $776,000 of sale proceeds placed in escrow for possible investment in replacement property. The Trust realized a gain of approximately $597,000 ($604,000 for tax purposes) from the sale. If the Trust elects not to acquire replacement property, the sale will be treated as a taxable transaction and the entire realized gain will be recognized for tax purposes in 2005. It has been the policy of the Trust to distribute gains on the sale of investments to its shareholders when such gains are recognized for income tax purposes.

     If the pending sale of the Fox Run apartments is completed in accordance with the contract terms, which management believes has a high probability of occurring, the Trust will receive gross proceeds of $6,975,000. The Trust will use a portion of the proceeds to pay off the mortgage note payable on the Fox Run property, which totaled $4,509,360 at June 30, 2005.

     In accordance with provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the two properties with sales pending at June 30, 2005 are classified in the balance sheets as Real Estate Held for Sale. The results of operations with respect to those properties, and the Park Plaza apartments sold in April 2004, have been separately classified as discontinued operations for the periods presented.

     Following is a summary of the income (loss) from discontinued operations for the three month and six month periods ended June 30, 2005 and 2004:

                                 Three Months               Six Months
                                 Ended June 30             Ended June 30
                          _________________________  _________________________
                               2005         2004         2005         2004
                             ________     ________     ________     ________

Rental income              $  328,279   $  373,689   $  687,694   $  869,229
Other income                    8,609       19,041       18,772       41,564
Income from
 financing leases                  -         2,416           -         4,831
                           __________   __________   __________   __________

                              336,888      395,146      706,746      915,624
Less:
  Rental operating
   expenses                   198,088      274,870      405,486      603,305
  Depreciation                     -        55,770           -       141,015
  Real estate
   taxes                      (24,153)      46,264       35,520      116,239
  Interest                     68,978       47,025      115,576       94,347
                           __________   __________   __________   __________
                              242,913      423,929      556,582      954,906
                           __________   __________   __________   __________
Income (loss) from
 discontinued operations,
 before gain on sale           93,975      (28,783)     150,164      (39,282)

Gain on sale of
 apartment property                -     2,689,599           -     2,689,599
                           __________   __________   __________   __________
Income from
 discontinued operations   $   93,975   $2,660,816   $  150,164   $2,650,317


NOTE 5 - STOCK OPTIONS

     In May 2004, the Trust granted to a newly elected Trustee the option to purchase 5,000 shares of beneficial interest exercisable on or before May 4, 2007, at a price of $10.80 per share, the fair market value at the date of the grant. Pursuant to that option, the holder purchased 2,000 shares in December 2004 and 3,000 shares in January 2005.

     In May 2005, the Trust granted to each of two newly elected Trustees the option to purchase 5,000 shares of beneficial interest exercisable on or before May 3, 2008, at a price of $18.95 per share, the fair market value at the date of grant. All of the options granted in 2005 were unexercised at June 30, 2005.

NOTE 6 - NET INCOME (LOSS) PER SHARE

     Earnings (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128. The weighted average numbers of outstanding shares of beneficial interest used to compute basic earnings (loss) per share for the three months and six months ended June 30 were 1,799,464 and 1,798,725, respectively, for 2005, and 1,786,850 and 1,785,751, respectively, for 2004. Adjusted for the dilutive effect, if any, of stock options, the denominators used to compute diluted earnings (loss) per share for the three months and six months ended June 30 were 1,799,464 and 1,798,906, respectively, for 2005, and 1,787,082 and 1,785,868, respectively, for 2004.

NOTE 7 - FEDERAL INCOME TAXES

     The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. Realized gains on the sale of investments are distributed to shareholders if and when recognized for income tax purposes.

     In December 2004 the Trust paid a special cash distribution that management believed would approximate the otherwise taxable income of the Trust for 2004. That amount was subsequently determined to have been insufficient by approximately $.10 per share. The Board of Trustees declared a $0.22 per share dividend in July for payment in August 2005 that considers the 2004 deficiency of $0.10 per share. No cash dividends were declared during the six months ended June 30, 2005 or 2004.

     Assuming compliance with other requirements of the Internal Revenue Code, income, including recognized capital gain, that is distributed to shareholders will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the consolidated financial statements.



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

     At June 30, 2005 and 2004, and throughout the quarters and six month periods then ended, the Trust owned or controlled, as continuing operations, thirteen apartment communities containing 1,704 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and one restaurant property leased to an operator under a month to month net lease.
 A detailed listing of the investment properties is contained on Page 2 of the Trust's 2004 annual report. Comparative information related to income and expenses contained in this discussion applies to continuing operations, unless otherwise indicated.

     Five apartment properties containing 586 units are owned by five separate partnerships that are controlled by the Trust through CR Management, Inc., a wholly-owned subsidiary. Holders of operating partnership units have the option to exchange them, one for one, for shares of beneficial interest in the Trust at any time until November 2007. As of June 30, 2005 and 2004, holders of 86.9% and 84.2%, respectively of the outstanding limited partnership units, had exercised their exchange options (see Note 2 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on operating results per share during the next year.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the apartment portfolio will be unchanged during the third quarter of 2005. Sale of the Fox Run apartments, currently classified as Held for Sale, is not expected to occur until after the third quarter. Apartment physical occupancy rates in recent months have remained stable, and rental discounts offered to new tenants at certain locations have gradually decreased. Consequently, management anticipates a gradual increase in income from apartment operations through the third quarter of 2005.
Property tax assessment appeals pending for four of the Trust's properties, if settled favorably, could have a positive impact on earnings during the balance of 2005.

Real Estate Held for Sale and Discontinued Operations

     In April 2004, the Trust sold the 176-unit Park Plaza apartments, and in December, contracted to sell the 256-unit Fox Run apartments. In a separate sale contract, the Trust agreed to sell to an unrelated buyer the restaurant property previously operated as the Fortune House. The restaurant property was sold in July 2005. Management expects to complete the Fox Run apartments sale during the fourth quarter of 2005.
The buyer of Fox Run is in the process of obtaining customary governmental approval for bond financing. The buyer, who obtained identical governmental approval and bond financing for an apartment property contiguous to Fox Run in September 2004, believes that the governmental approval and financing will be obtained.

     In accordance with the provisions of FASB Statement No.
144, the net investments in the Fox Run and Fortune House properties are presented in the consolidated balance sheets as real estate held for sale. The results of operations for the Park Plaza apartments in 2004 and the two properties currently held for sale for the quarters and six month periods ended June 30, 2005 and 2004, are summarized and shown in the consolidated statements of operations as income or loss from discontinued operations. The three sale transactions are described in Note 4 to the consolidated financial statements.


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

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $62,154 and $76,609 in the quarters, and $123,366 and $135,768 in the six month periods ended June 30, 2005 and 2004, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the expense for replacements is not materially greater than would be the charges for depreciation had the carpets been capitalized when purchased.

     Impairment of Long-Lived Assets. When an event or change in circumstance indicates that future undiscounted cash flows from operations and from the ultimate disposition of the property would be insufficient to recover the carrying value of a long-lived asset, the asset value is reduced to fair market value, and an impairment loss is recognized.


RESULTS OF OPERATIONS

     For the quarter and six months ended June 30, 2005, the Trust reported increases of 3.3% and 3.1%, respectively, in rental and other operating income from continuing real estate operations from the comparable period of 2004. Rental income from apartment operations for the quarter and six month periods ended June 30, 2005 increased by 3.4% from the comparable periods of the prior year, primarily as a result of higher occupancy rates. Economic apartment occupancy for the second quarter and first half of 2005 was 90.8% and 90.9%, respectively, up from 89.9% and 88.1% during the comparable periods of 2004. The increasing trend in occupancy rates that commenced in the fourth quarter of 2003 is due primarily to intensive marketing efforts and the use of rental incentives and discounts. Rental incentives and discounts are being phased out as occupancy increases.

     Rental properties other than apartments accounted for 5.6% and 5.4% of income from rental operations in the second quarter and first half of 2005, respectively. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, during the second quarter and first half of 2005 averaged 86.7% and 83.5%, respectively, compared with 85.4% and 85.1% for the comparable periods of 2004.

     Operating expenses of continuing operations, excluding interest and depreciation, for all of the apartment properties amounted to 53.3% and 53.1% of gross possible income for the second quarter and first half of 2005, respectively, down from 55.9% and 55.2% for the comparable periods of 2004, and amounted to decreases of $34,200 and $110,900, in total operating expenses. Lower real estate taxes accounted for all of the quarter to quarter decrease and 55% of the half year to half year decrease in operating expenses.

     Real estate taxes decreased due to the reduction in assessed values at some locations. Management filed appeals for review at most locations following the statewide reassessment of real estate for taxes payable in 2003 and subsequent years. Appeals are pending on four of the Trust's properties, and management believes it is likely that some additional reductions will be realized later in 2005.

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

     Interest expense, nearly all of which is applicable to thirteen mortgage loans outstanding during the quarters and six month periods ended June 30, 2005 and 2004, decreased by $30,100 and $68,800, respectively, primarily because three loans were refinanced after the beginning of 2004 with new loans bearing lower interest rates. The three loans that were refinanced accounted for $25,800 and $57,500 of the reduction in interest expense between the quarterly and six month periods. The balance of the decrease is attributed to the other ten mortgage loans and resulted from the reduction in mortgage loan balances that resulted from scheduled monthly debt service.

     Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less.
 Two of the loans, with unpaid balances that totaled $1.23 million at June 30, 2005, provide for interest rates to be reset in February each year. The current interest rates applicable to those loans is 6%, up from 4.25% that was in effect for one year from February 1, 2004. The third adjustable rate loan, with a current interest rate of 4.7%, had an unpaid balance at June 30, 2005 of $0.7 million. The next interest rate reset date for that loan is October 1, 2005.

     At June 30, 2005 and December 31, 2004, the Fox Run apartments, one of the two properties classified as real estate held for sale, had an outstanding mortgage loan balance of $4,509,360 and $4,573,800, respectively. The mortgage note payable, which provided for monthly principal payments of $10,740 plus interest at the rate of 4% per annum matured on March 30, 2005. In connection with the proposed sale of Fox Run, the mortgagee agreed to extend the maturity date of the note until the earlier of October 31, 2005, or the date the property is sold. Monthly principal payments of $10,740 continue during the extension period. The Trust agreed to pay an extension fee of $11,327, and adjusted the interest rate on the unpaid balance to the lender's prime rate plus .5%, currently 6.75%. Interest expense related to the mortgage loan, along with other operating expenses related to Fox Run, is charged against income from discontinued operations in the Trust's consolidated statements of operations.

     General and administrative expenses amounted to 7.8% and 7.2% of income from continuing real estate operations in the second quarter and first half of 2005, respectively, compared with 7.7% and 7.2% in the comparable periods of 2004. Officer and employee compensation costs, including payroll taxes and benefits that are included in administrative expenses, amounted to $70,200 and $143,000 in the quarter and six month periods ended June 30, 2005, respectively, compared with 70,300 and $142,100 for the same periods of 2004.

     The changes in income and expenses attributable to discontinued operations are described in Note 4 to the consolidated financial statements. During the three months and six months ended June 30, 2005 and 2004, the Trust realized results from the three properties so designated as follows:

                           Three Months             Six Months
                           Ended June 30          Ended June 30
                      _____________________  ______________________
                         2005        2004        2005        2004
                      _________  __________  __________  __________

Park Plaza apartments $      -   $2,686,611   $       -  $2,675,974
Fox Run apartments       99,796     (32,937)     162,022    (39,940)
Fortune House
  restaurant             (5,821)      7,142      (11,858)    14,283
                      _________  __________   __________  __________
Total income (loss)   $  93,975  $2,660,816   $  150,164 $2,650,317

     During the three months and six months ended June 30, 2005, Fox Run had economic occupancy of 75.3% and 79%, respectively, and operating expenses of 51.9% and 54.5% of gross possible income, compared with economic occupancy of 79.6% and 76.4% and operating expenses of 63.3% and 57.8% for the comparable periods in 2004. Fox Run incurred a substantial increase in real estate taxes as a result of reassessment for taxes payable in 2003 and 2004. Following appeal, the assessed value was reduced, and prior overpayments were refunded resulting in a $58,480 credit against real estate tax expense in the second quarter of 2005. Once a property is classified as held for sale, depreciation is discontinued. Approximately $54,400 and $108,900 of depreciation expense was incurred on the Fox Run apartments during the three months and six months ended June 30, 2004, respectively, while there was no depreciation expense during 2005.

     A 25-year lease of the Fortune House restaurant property that began in 1979 expired in November 2004. The lessee elected not to renew the lease, and vacated the property. While the property was held for sale, the Trust incurred expenses for utilities, grounds maintenance and real estate taxes that were formerly absorbed by the lessee. The Trust sold the property in July, 2005 and realized a gain of approximately $597,000. The net proceeds from the sale, approximately $776,000, was placed, tax deferred, in escrow for possible investment in replacement property not yet identified. If the Trust does not reinvest the sale proceeds, the gain will be recognized for income tax purposes. It has been the policy of the Trust to distribute gains on the sale of investments to its shareholders when such gains are recognized for income tax purposes.


LIQUIDITY AND SOURCES OF CAPITAL

     At June 30, 2005, the Trust held cash and cash equivalents of approximately $3,154,000 in its own accounts and $562,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements and declared, but unpaid, cash distributions to shareholders. In July, 2005 the Trust declared a cash distribution of $.22 per share payable
August 22, 2005 to shareholders of record July 29, 2005. That distribution will require the expenditure of $396,325. The Trust intends to invest approximately $230,000 to replace all windows, and make other improvements to the West Wind Terrace apartments.
The Trust has also commenced a program to upgrade its office building at 1810 East 62nd Street in Indianapolis. This program includes reroofing, new gutters, new windows, and other improvements that will cost approximately $60,000.

     Other than cash required for property improvements and replacements in excess of funds generated by operations, and the possible need to refinance the Fox Run mortgage loan if the buyer of that property is unable to complete the purchase by October 31, 2005, management is not aware of any significant transactions or events which will require material expenditures during the remainder of 2005. If Fox Run is not sold, management believes that the Trust has the ability to refinance the existing mortgage debt. Management believes that an arrangement that provides that the Trust reduce the principal balance to be refinanced to $4,000,000, a decrease of approximately 10%, would not be unreasonable. In addition, management is considering recommendations by the property managers to undertake significant exterior painting and paving projects. While the recommended projects are considered by management to be warranted, certain of them may be deferred without negative impact on the physical integrity or productivity of the assets.

     From time to time the Trust will consider selling certain properties due to operating performance, strategic or other reasons. In addition, the Trust periodically receives unsolicited offers for certain properties. In all situations, the Trust evaluates offers and will only sell a property if the Trust believes an appropriate sales price, based on an assessment of market value, has been obtained. If the Trust agrees to sell a property, and management believes that the sale has a high probability of being consummated within twelve months, the property will be classified as held for sale and its operations from the time of that determination will be accounted for and reported as discontinued operations.


INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during the six months ended June 30, 2005 and 2004.


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

   * inability to refinance debt when it matures.

   * adverse changes in interest rates and real estate taxes that could have a negative impact on the market price of the Trust's shares.

   * failure to qualify for REIT status that could result in the imposition of income taxes.



                                    PART II


Item 5(a). No events occurred during the three months ended June 30, 2005, which would have necessitated the filing of a report on Form 8K.

Item 6(b).  Exhibits:

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



                           CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of June 30, 2005, adequate and effective disclosure control.

     Changes in internal controls. During the quarter ended June 30, 2005, there was no change in the Trust's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.



                         MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust and subsidiaries at June 30, 2005, and December 31, 2004, and the results of their operations and their cash flow for the three months and six months ended June 30, 2005, and June 30, 2004, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2004 annual report.



                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CENTURY REALTY TRUST


Date: August 12, 2005                        By/S/John I. Bradshaw, Jr.
                                                  President and Treasurer


Date: August 12, 2005                        By/S/David F. White
                                                  Controller