Form 10-Q
period 2005-09-30
CENTURY REALTY TRUST
filed 2005-11-15
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  D.C. 20549

                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005            Commission File Number 0-7716



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


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO __

Indicate by checkmark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act). YES     NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Shares of Beneficial Interest, no par value                  1,802,842 shares



Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                     September       December
                                                     30, 2005        31, 2004
                                                   ___________     ___________
                                                     Unaudited      See Note 1
Assets
Real estate investments:
  Land                                              $3,140,029      $3,140,029
  Buildings                                         44,805,454      44,531,489
  Equipment                                            833,693         769,765
  Allowances for depreciation                      (15,916,083)    (14,903,389)
                                                   ___________     ___________
                                                    32,863,093      33,537,894
Real estate held for sale, net of
 allowances for depreciation of $1,861,117           5,650,173       5,834,086
Cash and cash equivalents                            3,429,102       3,037,234
Restricted cash                                      2,801,290       1,885,865
Accounts and accrued income receivable                 291,823         426,478
Unamortized management contracts                       140,909         189,686
Unamortized mortgage costs                             250,221         275,478
Undeveloped land                                        99,675          99,675
Other assets                                           240,521         185,075
Real estate held for sale, other assets                495,416         398,114
                                                   ___________     ___________
                                                   $46,262,223     $45,869,585
                                                   ___________     ___________
                                                   ___________     ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                           $32,447,713     $33,026,470
  Accounts payable and accrued liabilities             546,356         580,338
  Interest                                             166,768         150,236
  Property taxes                                     1,705,269       1,386,978
  Tenants' security deposits and unearned income       514,081         520,118
  Real estate held for sale, liabilities               333,162         405,074
                                                   ___________     ___________
                                                    35,713,349      36,069,214

Minority interest in operating partnerships            290,078         315,004

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,804,983 shares (1,795,909 shares
    at December 31, 2004), including 3,507
    shares in treasury (6,507 shares in
    treasury at December 31, 2004)                   9,636,095       9,599,697
  Overdistributed income other
   than from gain on the sale of real estate        (1,811,668)     (2,176,023)
  Undistributed net realized gain from the
   sales of real estate                              2,470,594       2,128,905
  Cost of treasury shares                              (36,225)        (67,212)
                                                   ___________     ___________
                                                    10,258,796       9,485,367
                                                   ___________     ___________
                                                   $46,262,223     $45,869,585
                                                   ___________     ___________
                                                   ___________     ___________
See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                   Three Months               Nine Months
                                Ended September 30        Ended September 30
                             _______________________   _______________________
                                2005         2004         2005         2004
                             __________   __________   __________   __________
Income:
Real estate operations:
  Rental Income              $2,600,126   $2,577,181   $7,834,215   $7,661,522
  Other income                   50,794       40,248      155,068      135,088
                             __________   __________   __________   __________
                              2,650,920    2,617,429    7,989,283    7,796,610
  Less:
    Operating expenses        1,262,588    1,268,606    3,673,239    3,725,457
    Depreciation                355,473      356,405    1,066,419    1,069,467
    Real estate taxes           290,575      279,086      869,575      954,182
                             __________   __________   __________   __________
                              1,908,636    1,904,097    5,609,233    5,749,106
                             __________   __________   __________   __________
                                742,284      713,332    2,380,050    2,047,504
Interest                         29,567       13,951       56,253       18,528
                             __________   __________   __________   __________
                                771,851      727,283    2,436,303    2,066,032
Expenses:
Interest                        507,327      531,626    1,519,593    1,612,728
Mortgage loan
 extinguishment costs                -            -            -        75,069
General and administrative      221,502      164,860      606,853      535,842
                             __________   __________   __________   __________
                                728,829      696,486    2,126,446    2,223,639
                             __________   __________   __________   __________
Income (loss) before
 minority interest and
 discontinued operations         43,022       30,797      309,857     (157,607)

Minority interest in
 operating partnerships            (736)       8,604      (10,015)      42,911

                             __________   __________   __________   __________
Income (loss) before
 discontinued operations         42,286       39,401      299,842     (114,696)

Income (loss) from
 discontinued operations,
 including $601,689 and
 $2,689,599 gain on sale of
 investment property in
 2005 and 2004, respectively    652,363      (23,351)     802,527    2,626,966

                             __________   __________   __________   __________
Net income                     $694,649      $16,050   $1,102,369   $2,512,270
                             __________   __________   __________   __________
                             __________   __________   __________   __________
Earnings per share -
 basic and diluted:

  Income (loss) before
   discontinued operations        $0.02        $0.02        $0.17       ($0.06)

  Income (loss) from
   discontinued operations        $0.37       ($0.01)       $0.44        $1.47

  Net income                      $0.39        $0.01        $0.61        $1.41


See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                           Nine Months
                                                        Ended September 30
                                                        2005          2004
                                                    __________    __________
Operating Activities
Net income                                          $1,102,369      $2,512,270
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                     1,094,163       1,339,671
   Gain on sale of investment property                (601,689)     (2,689,599)
   Minority interest                                    10,015         (42,911)
   Changes in operating assets
    and liabilities:
     Restricted cash                                  (139,584)       (555,348)
     Accounts and accrued income receivable            134,655          43,714
     Other assets                                     (160,182)        (57,094)
     Accounts payable and accrued liabilities          239,790         326,839
     Tenants' security deposits and
      unearned income                                   (6,038)          6,706
                                                    __________      __________
Net cash provided by operating activities            1,673,499         884,248

Investing Activities:
Proceeds from sale of investment property, net         774,785       2,972,726
Funds escrowed for completion of
  tax deferred exchange                               (775,841)     (2,972,726)
Purchase of property and improvements                 (337,893)       (270,555)
Proceeds of eminent domain action                          -            16,860
Lease principal payments received                          -            42,326
                                                    __________      __________
Net cash used in investing activities                 (338,949)       (211,369)

Financing Activities:
Proceeds from long-term mortgage loan, net                   -       1,252,560
Mortgage loan balance refinanced                             -      (1,184,204)
Principal payments on mortgage notes payable          (578,757)       (526,907)
Dividends paid to shareholders                        (396,325)             -
Exercise of stock option                                32,400              -
                                                    __________      __________
Net cash used in financing activities                 (942,682)       (458,551)
                                                    __________      __________
Net increase in cash
  and cash equivalents                                 391,868         214,328
Balance at beginning of period                       3,037,234       1,550,459
                                                    __________      __________
Balance at end of period                            $3,429,102      $1,764,787
                                                    __________      __________
                                                    __________      __________
See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
September 30, 2005
Unaudited

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

     During the nine months ended September 30, 2005, the Trust issued 9,074 shares of beneficial interest in exchange for partnership units. Including the exchanges exercised in 2005, the Trust, as of September 30, 2005, owned 251,455, or 87.6%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.

NOTE 3 - MORTGAGE NOTES PAYABLE

     Thirteen of the 16 properties owned by the Trust, excluding the Fox Run apartments classified as held for sale, are encumbered by mortgage loans that are payable in monthly installments totaling approximately $218,300 including interest at rates ranging from 4.95% to 9% per annum, and which mature from April 1, 2006, to July 31, 2037. Scheduled payments during the three month and nine month periods ended September 30, 2005, decreased mortgage loan balances, in the aggregate, by $162,733 and $482,097, respectively.

     At September 30, 2005, and December 31, 2004, the Fox Run apartments, which was held for sale, had an outstanding mortgage loan balance of $4,477,140 and $4,573,800, respectively. The mortgage note, which provided for monthly principal payments of $10,740 plus interest at the rate of 4% per annum, matured on March 30, 2005. In view of the proposed sale of Fox Run, the mortgagee extended the maturity date of the note until the earlier of the sale date or January 31, 2006. As consideration for the extension the Trust, in July, paid a fee of $11,327, agreed to an increase in the interest rate to the lender's prime rate plus ..5%, and further, agreed to pay $500,000 on October 1, 2005, to reduce the principal balance of the loan. The Trust paid the $500,000 on October 1, 2005, from unrestricted funds. In the unlikely event that the proposed sale does not occur, management believes that the Trust has the ability to refinance the existing mortgage debt.

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

     The restaurant property was sold in July 2005, with approximately $776,000 of sale proceeds placed in escrow for possible investment in replacement property. The Trust realized a gain of approximately $601,000 ($608,000 for tax purposes) from the sale. In October, the Trust elected not to acquire replacement property; consequently, the sale will be treated as a taxable transaction with the entire realized gain recognized for tax purposes in 2005. It has been the policy of the Trust to distribute gains on the sale of investments to its shareholders when such gains are recognized for income tax purposes.

     If the pending sale of the Fox Run apartments is completed in accordance with the contract terms, which management believes has a high probability of occurring, the Trust will receive gross proceeds of $6,975,000. The Trust will use a portion of the proceeds to pay off the mortgage note payable on the Fox Run property, which totaled $4,477,140 at September 30, 2005. The prospective buyer obtained governmental approval in October 2005 for bond financing and believes that financing will be obtained. The same individual obtained identical bond financing to acquire an apartment property contiguous to Fox Run in September 2004.

     In accordance with provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Fox Run apartment property is classified in the balance sheets as Real Estate Held for Sale. The results of operations with respect to the Fox Run apartments, the restaurant property sold in July 2005 and the Park Plaza apartments sold in April 2004, have been separately classified as discontinued operations for the periods presented.

     Following is a summary of the income (loss) from discontinued operations for the three month and nine month periods ended September 30, 2005 and 2004:

                               Three Months                  Nine Months
                            Ended September 30           Ended September 30
                         ________________________     ________________________
                            2005          2004           2005          2004
                         __________    __________     __________    __________
Rental income            $  314,448    $  357,127     $1,002,422    $1,226,356
Other income                  7,854         8,428         26,626        49,992
Income from
 financing leases               -           2,415            -           7,246
                         __________    __________     __________    __________
                            322,302       367,970      1,029,048     1,283,594
Less:
  Rental operating
    expenses                254,767       242,464        660,253       845,769
  Depreciation                  -          54,435            -         195,450
  Real estate taxes         (67,565)       47,214        (32,045)      163,453
  Interest                   84,426        47,208        200,002       141,555
                         __________    __________     __________    __________
                            271,628       391,321        828,210     1,346,227
                         __________    __________     __________    __________
Income (loss) from
 discontinued operations,
 before gain on sale         50,674       (23,351)       200,838       (62,633)

Gain on sale of
 apartment property         601,689           -          601,689     2,689,599
                         __________    __________     __________    __________
Income from discontinued
 operations              $  652,363    $  (23,351)    $  802,527    $2,626,966


NOTE 5 - STOCK OPTIONS

     In May 2004, the Trust granted to a newly elected Trustee the option to purchase 5,000 shares of beneficial interest exercisable on or before May 4, 2007, at a price of $10.80 per share, the fair market value at the date of the grant. Pursuant to that option, the holder purchased 2,000 shares in December, 2004 and 3,000 shares in January 2005.

     In May 2005, the Trust granted to each of two newly elected Trustees the option to purchase 5,000 shares of beneficial interest exercisable on or before May 3, 2008, at a price of $18.95 per share, the fair market value at the date of grant. All of the options granted in 2005 were unexercised at September 30, 2005.

     The Trust will adopt SFAS No. 123(R), Share Based Payments, effective January 1, 2006. The Trust accounted for the options granted in May 2005 using the intrinsic value method. SFAS No. 123(R) eliminates the use of the intrinsic value method in accounting for stock options, and requires companies to recognize the cost of service received in exchange for stock options based on the grant date fair value of those awards. If SFAS No. 123(R) had been applied to the options granted in May 2005, the effect would not have been material.

NOTE 6 - NET INCOME (LOSS) PER SHARE

     Earnings (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128. The weighted average numbers of outstanding shares of beneficial interest used to compute basic earnings (loss) per share for the three months and nine months ended September 30 were 1,801,476 and 1,799,652, respectively, for 2005, and 1,787,402 and
1,786,216, respectively, for 2004. Adjusted for the dilutive effect, if any, of stock options, the denominators used to compute diluted earnings (loss) per share for the three months and nine months ended September 30 were 1,801,476 and 1,799,666, respectively, for 2005, and 1,787,983 and 1,786,492, respectively, for 2004.

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

NOTE 8 - FINANCIAL ADVISOR

     In September 2005, the Trust engaged City Securities
Corporation ("City"), Indianapolis, Indiana, to act as the Trust's financial advisor in reviewing and analyzing the financial aspects of various strategic alternatives which may become available to the Trust. If, during the course of the engagement, the Trust pursues a strategic transaction, City will manage the process pursuant to terms agreed upon by City and the Trust. To assist in its efforts, City will use the services of Holliday Fenoglio Fowler, LP ("Holliday"), and Greystone & Co.,
Inc. ("Greystone"). Neither the Trust, nor any of its affiliates, have had any previous relationships with City, Holliday or Greystone.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

     Contained in this discussion and elsewhere in this quarterly report are forward-looking statements which management believes to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained. Several business risk factors that might cause such a difference are identified at the end of this discussion.

     At September 30, 2005 and 2004, and throughout the quarters and nine month periods then ended, the Trust owned or controlled, as continuing operations, thirteen apartment communities containing 1,704 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and one restaurant property leased to an operator under a month to month net lease. A detailed listing of the investment properties is contained on Page 2 of the Trust's 2004 annual report. Comparative information related to income and expenses contained in this discussion applies to continuing operations, unless otherwise indicated.

     Five apartment properties containing 586 units are owned by five separate partnerships that are controlled by the Trust through CR Management, Inc., a wholly-owned subsidiary. Holders of operating partnership units have the option to exchange them, one for one, for shares of beneficial interest in the Trust at any time until November, 2007. As of September 30, 2005 and 2004, holders of 87.6% and 84.5%, respectively, of the outstanding limited partnership units had exercised their exchange options (see Note 2 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on operating results per share during the next year.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Management expects the apartment portfolio, except for the expected sale of the Fox Run apartments, will be unchanged during the fourth quarter of 2005.
 Sale of the Fox Run apartments, currently classified as Held for Sale, is expected to occur late in the fourth quarter or in the first quarter of 2006. Apartment physical occupancy rates remained stable during the third quarter, while rental discounts offered to new tenants at certain locations have gradually decreased. Management anticipates a normal seasonal decline of approximately one percent in income from apartment operations in the fourth quarter of 2005. Property tax assessment appeals are pending for two of the Trust's properties. If settled favorably, that would have an offsetting positive impact on earnings during the balance of 2005.

Real Estate Held for Sale and Discontinued Operations:

     In April 2004, the Trust sold the 176-unit Park Plaza apartments, and in December, contracted to sell the 256-unit Fox
Run apartments. In a separate sale contract, the Trust agreed to sell to an unrelated buyer, the restaurant property previously operated as the Fortune House.

     The Trust sold the restaurant property in July 2005 for net proceeds of approximately $776,000 and realized a gain of approximately $601,000.

     Management expects to complete the Fox Run apartments sale, either late in the fourth quarter of 2005 or in the first quarter of 2006. The buyer of Fox Run obtained governmental approval for bond financing in late October. The buyer, who obtained identical bond financing for an apartment property contiguous to Fox Run in September, 2004, believes that the financing for Fox Run will soon be obtained.

     In accordance with the provisions of FASB Statement No. 144, the net investment in the Fox Run apartments is presented in the consolidated balance sheets as real estate held for sale. The results of operations for the Park Plaza apartments prior to its sale in 2004, the Fortune House restaurant property prior to its sale in July, 2005 and the Fox Run apartments currently held for sale for the quarters and nine month periods ended September 30, 2005 and 2004, are summarized and shown in the consolidated statements of operations as income or loss from discontinued operations. The two completed sale transactions and one pending sale transaction are described in Note 4 to the consolidated financial statements.

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

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $103,772 and $71,383 in the quarters, and $227,138 and $207,151 in the nine month periods ended September 30, 2005 and 2004, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the expense for replacements is not materially greater than would be the charges for depreciation had the carpets been capitalized when purchased.

     Impairment of Long-Lived Assets. When an event or change in circumstance indicates that future undiscounted cash flows from operations and from the ultimate disposition of the property would be insufficient to recover the carrying value of a long-lived asset, the asset value is reduced to fair market value, and an impairment loss is recognized. No impairment losses were recognized during the nine-month periods ended September 30, 2004 or 2005.

RESULTS OF OPERATIONS

     For the quarter and nine months ended September 30, 2005, the Trust reported increases of 1.3% and 2.5%, respectively, in rental and other operating income from continuing real estate operations from the comparable period of 2004. Rental income from apartment operations for the quarter and nine month periods ended September 30, 2005 increased by 2.2% and 3%, respectively, from the comparable periods of the prior year, primarily as a result of higher economic occupancy rates. Economic apartment occupancy for the third quarter and first three quarters of 2005 was 90.4% and 90.8%, respectively, up from 89.1% and 88.4% during the comparable periods of 2004. The increasing trend in occupancy rates that commenced in the fourth quarter of 2003 is due primarily to intensive marketing efforts and the use of rental incentives and discounts. Rental incentives and discounts are being phased out as occupancy increases.

     Rental properties other than apartments accounted for 5.1% and 5.6% of income from rental operations in the third quarter and first three quarters of 2005, respectively. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, during the third quarter and first three quarters of 2005 averaged 74.7% and 76.5%, respectively, compared with 80.6% and 85.1% for the comparable periods of 2004. The decline in occupancy was due to the loss in 2004 of a single tenant who occupied 3,600 square feet (20%) of one of the two office properties. That space remained vacant during the first nine months of 2005.

     Operating expenses of continuing operations, including real estate taxes, but excluding interest and depreciation, for all of the apartment properties amounted to 54.7% and 53.6% of gross possible income for the third quarter and first three quarters of 2005, respectively, compared with 54.7% and 55.0% for the comparable periods of 2004. Apartment operating expenses for the third quarter of 2005 increased by $9,700 from the third quarter of 2004. For the first three quarters of 2005 operating expenses were $101,100 less than the comparable period a year ago. More than half of the decrease in operating expenses for the nine months resulted from a reduction in maintenance and repairs. Lower insurance premiums and real estate taxes accounted for most of the remaining reduction in expenses.

     Real estate taxes decreased by $31,000, or 3.4% due to the reduction in assessed values at some locations. Management filed appeals for review at most locations following the statewide reassessment of real estate for taxes payable in 2003 and subsequent years. Appeals are still pending on two of the Trust's properties, and management believes it is likely that some additional reductions will be realized later in 2005.

     Real estate taxes on Indiana property are assessed on March 1 each year and are payable in two installments in the following calendar year. Real estate tax expense for each quarter represent one-fourth of the estimated real estate taxes payable during the next calendar year. Estimates are based on actual tax payments during the preceding year with allowances for anticipated rate increases comparable with past experience. Historically, real estate taxes on the Trust's properties have increased about 4% each year.

     Interest expense, nearly all of which is applicable to thirteen mortgage loans outstanding during the quarters and nine month periods ended September 30, 2005 and 2004, decreased by $24,300 and $93,100, respectively, primarily because three loans were refinanced after the beginning of 2004 with new loans bearing lower interest rates. The three loans that were refinanced accounted for $27,700 and $85,200 of the reduction in interest expense between the quarterly and nine month periods. The balance of the decrease is attributed to the other ten mortgage loans and resulted from the reduction in mortgage loan balances that resulted from scheduled monthly debt service.

     Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less. Two of the loans, with unpaid balances that totaled $1.23 million at September 30, 2005, provide for interest rates to be reset in February each year. The current interest rates applicable to those loans is 6%, up from 4.25% that was in effect for one year from February 1, 2004. The third adjustable rate loan, with a current interest rate of 4.7%, had an unpaid balance at September 30, 2005, of $653,000. The interest rate reset date for that loan is October 1, 2005, at which time the interest rate will increase to 6.83%.

     At September 30, 2005, and December 31, 2004, the Fox Run apartments, classified as real estate held for sale, had an outstanding mortgage loan balance of $4,477,140 and $4,573,800, respectively. The mortgage note payable, which provided for monthly principal payments of $10,740 plus interest at the rate of 4% per annum matured on March 30, 2005. In view of the proposed sale of Fox Run, the mortgagee extended the maturity date of the note until the earlier of the sale date or January 31, 2006. As consideration for the extension the Trust, in July, paid a fee of $11,327, agreed to an increase in the interest rate to the lender's prime rate plus .5%, currently 7.25%. The Trust also agreed to pay $500,000 on October 1, 2005, to reduce the principal balance of the loan. The Trust paid the $500,000 on October 1, 2005, from unrestricted funds. Interest expense related to the mortgage loan, along with other operating expenses related to Fox Run, is charged against income from discontinued operations in the Trust's consolidated statements of operations.

     General and administrative expenses amounted to 8.4% and 7.6% of income from continuing real estate operations in the third quarter and first nine months of 2005, respectively, compared with 6.3% and 6.9% in the comparable periods of 2004.
The increase in expenses in 2005 resulted primarily from higher professional fees and a retainer fee paid to a financial advisor that the Trust engaged to review and analyze strategic alternatives. Officer and employee compensation costs, including payroll taxes and benefits that are included in administrative expenses, amounted to $71,800 and $214,800 in the quarter and nine month periods ended September 30, 2005, respectively, compared with $70,100 and $212,300 for the same periods of 2004.

     The changes in income and expenses attributable to discontinued operations are described in Note 4 to the consolidated financial statements. During the three months and nine months ended September 30, 2005 and 2004, the Trust realized results from the three properties so designated as follows:

                               Three Months                  Nine Months
                            Ended September 30           Ended September 30
                         ________________________     ________________________
                            2005          2004           2005          2004
                            ____          ____           ____          ____

Park Plaza apartments    $ 21,549      $  1,008       $ 21,549      $2,676,982
Fox Run apartments         28,483       (31,501)       190,505         (71,440)
Fortune House restaurant  602,331         7,142        590,473          21,424
                         ________      ________       ________      __________
Total income (loss)      $652,363      $(23,351)      $802,527      $2,626,966

     During the three months and nine months ended September 30, 2005, Fox Run had economic occupancy of 72.0% and 76.7%, respectively, and operating expenses of 61.2% and 56.7% of gross possible income, compared with economic occupancy of 82.6% and 78.4% and operating expenses of 66.2% and 60.6% for the comparable periods in 2004. Fox Run incurred a substantial increase in real estate taxes as a result of reassessment for taxes payable in 2003 and 2004. Based on taxes billed and paid in 2004, $229,000 was accrued in 2004 for anticipated real estate taxes payable in 2005. Following appeal, the assessed value was reduced for taxes payble in 2005 to $135,500, approximately $93,500 less than previously anticipated. In addition to the expense reduction in 2005 for the $93,500 over-estimate in 2004, the reduced assessed value applied to taxes paid in 2003 and 2004. Refunds totaling $93,600 were received in 2005, for a total expense reduction in 2005 of $187,100 which more than offsets the current estimate of $142,000 for real estate taxes payable in 2006. Once a property is classified as held for sale, depreciation is discontinued. Approximately $54,400 and $163,300 of depreciation expense was incurred on the Fox Run apartments during the three months and nine months ended September 30, 2004, respectively, while there was no depreciation expense during 2005.

     A 25-year lease of the Fortune House restaurant property that began in 1979 expired in November 2004. The lessee elected not to renew the lease, and vacated the property. While the property was held for sale, the Trust incurred expenses for utilities, grounds maintenance and real estate taxes that were formerly absorbed by the lessee. The Trust sold the property in July 2005 and realized a gain of approximately $601,000. The net proceeds from the sale, approximately $776,000, was placed, tax deferred, in escrow for possible investment in replacement property not yet identified. In October 2005, the Trust decided not to acquire replacement property and withdrew the sale proceeds from escrow.
It has been the policy of the Trust to distribute gains on the sale of investments to its shareholders when such gains are recognized for income tax purposes.


LIQUIDITY AND SOURCES OF CAPITAL

     At September 30, 2005, the Trust held cash and cash equivalents of approximately $2,837,000 in its own accounts and $592,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements and declared, but unpaid, cash distributions to shareholders.

     On October 1, 2005, the Trust paid $500,000 from its unrestricted funds to reduce the mortgage loan balance on the Fox Run apartments. In consideration for that payment, together with progress toward completing the sale of Fox Run, the mortgage holder extended the due date of the loan to January 31, 2006. If Fox Run is not sold by January 31, 2006, management believes the Trust has the ability to refinance the existing mortgage debt.

     On October 27, 2005, the board of trustees declared a $.58 per share cash distribution payable December 12, 2005, to shareholders of record November 18, 2005. Approximately $.33 per share of the total distribution represents the recognized gain from the sale of the restaurant property in July 2005. That cash distribution will require the expenditure of approximately $1,046,000.

     The Trust intends to invest approximately $230,000 to replace all windows, and make other improvements to the West Wind Terrace apartments. The Trust has also commenced a program to upgrade its office building at 1810 East 62nd Street in Indianapolis. That program includes reroofing, new gutters, new windows, and other improvements that will cost approximately $60,000.

     Management is considering recommendations by the property managers to undertake significant exterior painting and paving projects. While the recommended projects are considered by management to be warranted, certain of them may be deferred without negative impact on the physical integrity or productivity of the assets. Other than cash required for property improvements and replacements in excess of funds generated by operations, management is not aware of any significant transactions or events, other than those identified above, which will require material expenditures during the remainder of 2005.

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

     In September 2005, the Trust engaged City Securities
Corporation ("City"), Indianapolis, Indiana, to act as the Trust's financial advisor in reviewing and analyzing the financial aspects of various strategic alternatives which may become available to the Trust. If, during the course of the engagement, the Trust pursues a strategic transaction, City will manage the process pursuant to terms agreed upon by City and the Trust. To assist in its efforts, City will use the services of Holliday Fenoglio Fowler, LP ("Holliday"), and Greystone & Co.,
Inc. ("Greystone"). Neither the Trust, nor any of its affiliates, have had any previous relationships with City, Holliday or Greystone.

INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during the nine months ended September 30, 2005 and 2004.

BUSINESS RISK FACTORS

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

     * unforeseen impediments in closing the sale of property under contract to be sold.

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



                                    PART II

Item 5(a). No events occurred during the three months ended September 30, 2005, which would have necessitated the filing of a report on Form 8K. The Trust reported on a Form 8-K under Item
8.01 that on September 20, 2005, it engaged a financial advisor.

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

     The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of September 30, 2005, adequate and effective disclosure control.

Changes in internal controls.

     During the quarter ended September 30, 2005, there was no change in the Trust's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust and subsidiaries at September 30, 2005, and December 31, 2004, and the results of their operations and their cash flow for the three months and nine months ended September 30, 2005, and September 30, 2004, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2004 annual report.


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CENTURY REALTY TRUST


Date: November 14, 2005              /S/ John I. Bradshaw, Jr.
                                     President and Treasurer


Date: November 14, 2005              /S/ David F. White
                                     Controller