Form 10-K
period 2005-12-31
CENTURY REALTY TRUST
filed 2006-04-03
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20259

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005  Commission file number 0-7716

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

                Shares of Beneficial Interest
                     (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes     No  X
                                                  ---    ---
Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes     No
                                                        ---    ---
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ---
Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes     No  X
                                                 ---    ---
Indicate by check mark whether the registrant is a large
accelerated filer, an accelerated filer, ar a non-accelerated filer.  See definition of "accelerated filer and large
accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer    Accelerated filer   Non-accelerated filer X
                          ----                 ----                    ----
Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                    ---    ---
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the
average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $23,409,638.
                        -----------

Shares of Beneficial Interest, no par value--1,803,328 shares outstanding as of March 13, 2006.


PART I

ITEM 1.  BUSINESS

The principal business of Century Realty Trust, an Indiana business trust, is the ownership of income-producing real properties, which consist of thirteen apartment complexes, one restaurant property, three commercial properties, and various parcels of undeveloped land which are situated adjacent to rental properties owned by the Trust. The Trust's investment options, in addition to direct equity ownership, include the exclusive control of real estate through the use of operating partnerships. Five of the Trust's thirteen apartment properties are owned by operating partnerships. The Trust's rental income is derived from short-term leases of units in its various buildings. The residential properties and two of the three commercial properties are managed under agreements with independent property management firms. The Trust and its operating partnerships reimburse the management firms for compensation of approximately 52 persons employed at the apartment properties.

In March 2006, the Trust and its subsidiaries entered into an agreement to sell its real estate and associated personal property, except for its restaurant property in Florida, to Buckingham Properties, Inc., for $60 million consisting of approximately
$48.45 million of cash and assumed debt of approximately $11.55 million. Buckingham Management, LLC, an affiliate of the purchaser, has managed the Trust's residential properties since 2003. The
Trust will use a portion of the cash proceeds to retire the remaining mortgage debt. Management expects the sale, which is subject to approval by shareholders holding a majority of the Trust's outstanding shares, to be completed in late June or July 2006.

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


ITEM 1A.  RISK FACTORS

The folowing factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties. The principal risks for the Trust and its shareholders at this time relate to the asset purchase agreement signed March 17, 2006, pursuant to which the Trust agreed to sell substantially all of its assets to Buckingham Properties, Inc., for $60 million.

RISKS RELATED TO THE PENDING SALE OF ASSETS

Failure to complete the pending sale of assets could adversely affect share values.

The pending sale of assets to Buckingham Properties, Inc., offers the Trust's shareholders an opportunity to realize, in the aggregate, the approximate fair market value of those assets. As operating assets of the Trust, their productivity is burdened by general and administrative expenses. Due, in part, to the relatively small portfolio of investment properties, the Trust's shares have historically sold on the market at a discount to net asset value.
The potential costs to comply with provisions of the Sarbanes-Oxley
Act of 2002 were perceived to further burden market value. Following a shareholder proposal in 2003 recommending liquidation of the Trust that received strong support, the Board of Trustees investigated strategic alternatives and concluded that the sale of the Trust's assets to Buckingham Properties, Inc., represented the best alternative available for the shareholders to realize full net asset value.

Factors that could result in failure to complete the sale of assets include:

     1) The buyer may, at its option, withdraw from the agreement without penalty during the due diligence period;

     2) The buyer may, following due diligence procedures, demand changes in contract terms, which the Trust may deem unacceptable;

     3) The buyer may not be approved to assume certain mortgage loans which are not currently eligible to be repaid or refinanced;

     4) The sale would not occur unless approved by holders of a majority of the Trust's outstanding shares of beneficial interest;

     5) The buyer may fail to secure equity and/or debt financing to complete the purchase.

Failure to complete the pending sale could necessitate a change in independent property management agents.

Buckingham Properties, Inc., is affiliated with Buckingham Management, LLC. Buckingham Management, LLC, has, since 2003, managed all of the Trust's apartment properties. The Trust reimburses Buckingham Management for the cost of providing leasing and maintenance employees at the apartment locations. If the proposed sale fails to occur, it may not be possible to continue the present management arrangements. A new management firm and new on-site employees could result in lower occupancy and temporarily, at least, higher operating expenses.

Uncertainties regarding sale of Florida restaurant property.

The only real estate owned by the Trust that is not included in the Asset Purchase Agreement with Buckingham Properties, Inc., is a property near Orlando, Florida, that is currently leased through July 31, 2006, to the operator of a Miami Subs restaurant. The Trust was notified in February 2006 that the State of Florida intends, pursuant to its eminent domain authority, to purchase the property. The State intends to use the Trust's property, along with several other nearby properties, to build a cloverleaf intersection. The State has not yet provided any information as to the amount it will pay or when it will take possession.

The lessee agreed in 2005 to purchase the property from the Trust, but did not complete the purchase. The Trust considers the purchase agreement as no longer valid. A dispute is pending with the lessee over the status of this agreement and the proper disposition of the earnest money he paid. The dispute could lead to litigation.

Departure of headquarters employees could leave the Trust severely short-handed.

The Trust operates with a five person headquarters staff that, in the aggregate, has more than 130 years of service with the Trust. The employees expect that the pending sale of assets by the Trust will be followed by its liquidation. In the absence of any incentives to prevent early departures, staff losses are expected. With personnel needs unpredictable at this time, management expects that it will increasingly rely on temporary help to provide necessary office services. Inefficiencies are expected from the replacement of experienced employees with temporary help.

GENERAL RISKS RELATED TO INVESTMENTS IN REAL ESTATE

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

     1)  Changes in general or local economic conditions;

     2) Changes in supply of or demand for similar or competing properties in an area;

     3) Changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

     4)  Changes in tax, real estate, environmental and zoning laws; and

     5)  Periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

Properties that have significant vacancies could be difficult to sell, which could diminish our return on those properties.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to shareholders. In addition, because properties' market values depend principally upon the value of the properties' leases, the resale value of properties with high or prolonged vacancies could suffer, which could further reduce the return to our shareholders.

We depend on tenants for our revenue. Accordingly, lease defaults or terminations could reduce our net income and limit our ability to make distributions to our shareholders.

The success of our non-apartment investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property.
If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to shareholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.
We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than any working capital reserve or other reserves that we may establish, we do not have sources specifically designated for funding repairs or reconstruction of any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to shareholders.

Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our shareholders.

All real property and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent, or pledge such property as collateral for future borrowings.
Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our cash flow and ability to make distributions.

Discovery of previously undetected environmentally hazardous conditions may decrease our revenues and limit our ability to make distributions.

Under various federal, state and local environmental laws, ordinances, and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under, or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our shareholders.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT would reduce our net income and cash available for distributions.

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates and/or penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our shareholders.

Even if we remain qualified as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

     1) In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our shareholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

     2) We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

     3) If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% "prohibited transaction" tax.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our shareholders, which could increase our operating costs and decrease the value of an investment in us.

To qualify as a REIT, we must distribute to our shareholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (ii) the effect of non-deductible capital expenditures; (iii) the creation of reserves; or (iv) required debt or amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return to our shareholders.

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our shareholders. We may be required to make distributions to shareholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None


ITEM 2. PROPERTIES

The following investment properties were owned by the registrant at December 31, 2005:

                                         Year    No. of     2005       Net
Apartments          Location           Acquired  Units   Occupancy   Investment
----------          --------           --------  ------  ---------   ----------
Fontenelle          Kokomo, IN           1973     176       84%     $   542,135
Park Forest         Marion, IN           1973      64       95          205,032
Chester Heights     Richmond, IN         1973     110       86          198,701
Driftwood Park      Indianapolis, IN     1989      48       96          760,699
Regency Royale      Mishawaka, IN        1993     132       95        2,793,256
Creek Bay           Indianapolis, IN     1993     208       91        5,506,260
Eagle Creek         Indianapolis, IN     1994     188       97        4,731,864
Charter Oaks        Evansville, IN       1997     192       95        4,300,119
Barcelona*          Kokomo, IN           1997      64       84        1,220,772
Beech Grove*        Jeffersonville, IN   1997     182       90        3,652,486
Hampton Court*      Indianapolis, IN     1997      92       88        1,483,500
Sheffield Square*   New Albany, IN       1997     152       98        3,669,474
West Wind Terrace*  Indianapolis, IN     1997      96       72        1,693,064
                                                -----               -----------
Total Apartments                                1,704       91      $30,757,362

* Property is owned by a partnership controlled by the Trust.

                                         Year    Square  Currently     Net
Commercial          Location           Acquired   Feet    Leased    Investment
----------          --------           --------  ------  ---------  ----------
Office/Warehouse
 401 Industrial Dr., Carmel, IN          1977    38,000    100%     $   207,030
Office Buildings
 1810 E. 62nd St., Indianapolis, IN      1986    17,000     73          366,633
 3510-20 E. 96th St., Indianapolis, IN   1997    34,000     63        1,394,183
                                                 ------             -----------
Total Commercial                                 89,000             $ 1,967,846

                                         Year    Square    Lease       Net
Restaurant          Location           Acquired   Feet   Expires    Investment
-----------         --------           --------  ------  --------   ----------
Miami Subs          Orlando, FL          1979     3,500     2006    $   126,225
                                                                    -----------
All investment properties                                           $32,851,433

                                                                    -----------
                                                                    -----------


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the trust, and no such proceedings are known to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are traded on the NASDAQ SmallCap market. Cash distributions, if any, are paid approximately 45 days after the end of each quarter. The high and low published bid prices and distributions for the last two years were:

                                           Distributions
2005                High         Low          Declared
----                ----         ----      -------------
1st Quarter        $17.49       $14.00         $ --
2nd Quarter         20.54        14.75           --
3rd Quarter         19.00        12.40          0.22
4th Quarter         19.50        16.57          0.58

2004
----
1st Quarter        $12.74       $10.35         $ --
2nd Quarter         12.95        10.60           --
3rd Quarter         13.20        11.50           --
4th Quarter         17.50        12.07          1.05

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and number of apartments

Years ended December 31,      2005      2004      2003      2002     2001
------------------------      ----      ----      ----      ----     ----
Operating Data:
Rental and other
 operating income           $10,693   $10,413   $ 9,915   $10,405  $10,505
Income (loss) before
 minority interest and
 discontinued operations        521       117      (560)      157      424
Income (loss) from
 discontinued operations      2,336     2,499       (71)      462      279
Net income (loss)             2,839     2,647      (541)      689      749
Cash distributions declared   1,442     1,877       673       984    1,269
Weighted average number
 of shares outstanding        1,800     1,787     1,775     1,757    1,740
Basic and diluted earnings
(loss) per share:
  Continuing operations     $  0.28   $  0.08   $ (0.26)  $  0.13  $  0.27
  Discontinued operations      1.30      1.40     (0.04)     0.26     0.16
  Distributions declared       0.80      1.05      0.38      0.56     0.73

Balance Sheet Data:
Total real estate
 investments(a)             $48,778   $48,441   $48,346   $48,520  $48,312
Allowances for
 depreciation               (15,927)  (14,903)  (13,784)  (12,880) (11,787)
Real estate held for sale,
 net carrying value               -     5,834     6,530     6,789    6,969
Total assets                 41,620    45,870    45,549    46,958   47,556
Mortgage and other
 notes payable               27,806    33,026    33,437    34,102   34,482
Total debt                   30,393    36,069    36,509    36,719   36,934
Minority interest in
 operating partnerships         264       315       396       569      802
Shareholders' equity         10,962     9,485     8,644     9,670    9,819
Number of shares
 outstanding                  1,803     1,789     1,782     1,762    1,749

Other Data:(c)
Cash flow data:
  Cash provided by
   operating activities     $ 2,633   $ 1,327   $ 1,372   $ 2,479  $ 2,382
  Cash provided by (used in)
   investing activities       3,771     2,652      (340)     (666)    (702)
  Cash used in
   financing activities      (6,651)   (2,492)   (1,232)   (1,379)  (1,114)

Funds from operations -
 Non-GAAP financial
 measure: (b)(c)
  Net income (loss)         $ 2,839   $ 2,647   $  (541)  $   689  $   749
  Less gain from sale
   of property               (2,045)   (2,690)        -         -        -
  Add back depreciation
   of investment property     1,417     1,658     1,741     1,796    1,801
  Deduct investment
   property depreciation
   attributed to minority
   interest                     (48)      (60)      (69)      (88)    (109)
                            -------   -------   -------   -------  -------

Funds from operations       $ 2,163   $ 1,555   $ 1,131   $ 2,397  $ 2,441
                            -------   -------   -------   -------  -------
                            -------   -------   -------   -------  -------
Apartment units owned(a):
  Owned at December 31        1,704     1,960     2,136     2,136    2,136
  Weighted average number
   of apartments owned
   during the year            1,939     2,004     2,136     2,136    2,136

(a) Real estate owned includes apartments owned by operating partnerships created and controlled by the Trust.
(b) It is accepted practice in the real estate industry to evaluate the performance of Real Estate Investment Trusts (REITs), in part, by a non-GAAP financial measure called "Funds from Operations"
(FFO). We believe that FFO is helpful to investors because it is a widely recognized measure of the performance of REITs and provides a relevant basis for comparison among REITs. We consider FFO in evaluating our own operating performance. We believe that FFO should be considered along with, but not as an alternative to, net income and cash flow determined in accordance with generally accepted accounting principles (GAAP) as a measure of our activities. Funds from operations is defined as net income excluding gains and losses from the sale of real estate, extraordinary items, the cumulative effects of accounting changes and property related depreciation and amortization all determined on a consistent basis in accordance with GAAP. FFO does not represent cash flow from operations, and should not be considered an alternative to net income as a measure of operating performance.
(c) Prior periods revised to conform to current year presentation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Contained in this discussion and elsewhere in this annual report are forward-looking statements which management believes to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained. Several risk factors that might cause such a difference are identified in Item 1A of this report.

     In March 2006, the Trust and its subsidiaries entered into an agreement to sell its real estate and associated personal property, except for its restaurant property in Florida, to Buckingham Properties, Inc., for $60 million consisting of approximately
$48.45 million of cash and assumed debt of approximately $11.55 million. Buckingham Management, LLC, an affiliate of the purchaser, has managed the Trust's residential properties since 2003. The
Trust will use a portion of the cash proceeds to retire the remaining mortgage debt. Management expects the sale, which is subject to approval by shareholders holding a majority of the Trust's outstanding shares, to be completed in late June or July 2006.

     During all of 2005 and 2004 the Trust owned or controlled, as continuing operations, thirteen apartment communities containing 1,704 apartment units, three multi-tenant commercial properties containing 89,000 rentable square feet, and one restaurant property leased to an operator under a net lease that will expire July 31, 2006. Comparative information related to income and expenses contained in this discussion applies to continuing operations only, unless otherwise indicated.

     In April 2004, the Trust sold the 176-unit Park Plaza apartments, in July 2005 it sold a former restaurant property in Indianapolis and in December 2005, it sold the 256-unit Fox Run apartments. In accordance with the provisions of FASB Statement No. 144, the net investments in those three properties are presented in the consolidated balance sheets as real estate held for sale. The gain realized from the sales and the results of their operations for years ended December 31, 2005, 2004 and 2003, are summarized and shown in the consolidated statements of operations as income or loss from discontinued operations. The three sale transactions are described in Note 4 to the consolidated financial statements.

     Five apartment properties containing 586 units are owned by five separate partnerships that are controlled by the Trust through a wholly-owned subsidiary, CR Management, Inc. Holders of operating partnership units have the option to exchange them, one for one, for shares of beneficial interest in the Trust at any time until November 2007. As of December 31, 2005 and 2004, holders of 88.1% and 84.6%, respectively of the outstanding units, had exercised their exchange options. (See
Note 3 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on net income per share during the next year.

     At December 31, 2005, the Trust's net investment in real estate consisted of apartment properties (93.6%), commercial properties (6%) and a net-leased restaurant property (.4%). The 1,704 apartment units in the portfolio throughout 2005 and 2004 contributed 94.2% and 93.9%, respectively, of the total revenue from continuing real estate operations, and 97.2% and 98.1%, respectively, of continuing real estate operating expenses.

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

Carpet Replacement Policy.
     From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units to expense as incurred. Real estate operating expenses include costs to replace carpets of $307,727, $272,576 and $244,727 for 2005, 2004 and 2003 respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the annual expense for replacements is not materially greater than would be the annual charges for depreciation had the carpets been capitalized when purchased.

Impairment of Long-Lived Assets.
     When an event or change in circumstance indicates that future undiscounted cash flows and net realizable value is insufficient to recover the carrying value of a long-lived asset, the asset value is reduced to fair market value and an impairment loss is recognized. No impairment losses were recognized in 2005, 2004 or 2003.


RESULTS OF OPERATIONS -- 2005

     Compared with 2004, rental and related income from the Trust's continuing apartment operations increased by 2.7% while apartment operating expenses, exclusive of depreciation, decreased by .5%.

     The increase in gross income from apartment properties resulted from the net effect of .2% higher average rental rates and a 2.3% increase in overall occupancy rates. Apartment economic occupancy rates increased from an average of 88.7% in 2004 to 91.0% in 2005. In December 2005 the aggregate physical occupancy rate for the Trust's apartment properties was 94.2% up from 92.1% in December 2004. The increasing trend in occupancy rates that commenced in the fourth quarter of 2003 is due primarily to intensive marketing efforts and the use of rental incentives and discounts. Relatively low mortgage loan interest rates continue to make home ownership a viable alternative for residents of higher-rent apartments.

     Real estate operating expenses, including real estate taxes (excluding interest and depreciation) for the apartment properties decreased by .5% in 2005. Operating expenses amounted to 53.6% of gross possible income for 2005, down from 54.0% in 2004. Maintenance and repairs, casualty insurance premiums and real estate taxes were lower, while on-site personnel costs and decorating costs, including carpet replacement, increased in 2005. Real estate taxes estimated to be payable in 2006 that were accrued in 2005, decreased by 2.8% from amounts that were accrued in 2004 for payment in 2005.

     Real estate tax accruals for amounts estimated to be payable in 2005 decreased by $32,000 from comparable accruals in 2004 due to successful appeals for reduction of assessed values that resulted from an Indiana statewide reassessment of real property as of March 1, 2002. Further reductions are possible from appeals that are still pending for two properties. In addition to the reduction in the amounts accrued for payment in 2006, additional benefits were realized from refunds of taxes accrued for payments in 2003 and 2004. Those prior year overpayments credited against real estate tax expense in 2005 amounted to $79,000.

     Mortgage interest expense for 2005 decreased by $110,000, or 5.2%, from the amount reported for 2004. Approximately $61,100 of that decrease is attributable to lower interest rates on three mortgage loans that were refinanced in 2004. The balance of the decrease is attributed primarily to a 2.3% reduction in mortgage loan balances that resulted from scheduled monthly debt service.

     General and administrative expenses in 2005 increased by $38,800 from the previous year primarily due to an increase in amounts incurred for professional fees. General and administrative expenses amounted to 7.2% of income from continuing real estate operations in 2005, compared with 7% in 2004. Officer and employee compensation costs, including payroll taxes and benefits that are included in administrative expenses, amounted to $291,372 in 2005, compared with $287,600 in 2004.

     The changes in income and expenses attributable to discontinued operations are described in Note 4 to the consolidated financial statements. In addition to the gains realized on the sales of rental properties in 2005 and 2004, the Trust derived income of $290,432 in 2005 and incurred losses aggregating $190,669 in 2004, from the following three properties:

                                                  2005          2004
                                               _________     _________
     Park Plaza apartments                     $  21,549     $ (14,433)
     Fox Run apartments                          280,099      (193,121)
     Indianapolis restaurant property            (11,216)       16,885
                                               _________     _________
     Total income (loss)                       $ 290,432     $(190,669)

     For the portion of 2005 that the Trust owned Fox Run, its occupancy rate was 76.7% and operating expenses were 55.9%, compared with occupancy of 78.2% and operating expenses of 60.7% for all of 2004. Upon appeal, the Trust was granted a 35% reduction in assessed value for real estate taxes paid in 2003, 2004 and 2005 and for taxes payable in 2006. Refunds of overpaid taxes in 2005 and prior years received in 2005 amounted to $198,000. The Trust recorded no depreciation expense for Fox Run in 2005, consistent with proper accounting for discontinued operations. In 2004, prior to designating Fox Run as held for sale, the Trust recorded $214,824 of depreciation expense related to Fox Run.

     A 25-year lease of the Indianapolis restaurant property that began in 1979 expired in November 2004. The lessee elected not to renew the lease, and vacated the property. In addition to the loss of revenue from the property, the Trust accrued $6,000 and $9,300 in 2005 and 2004, respectively, for estimated real estate taxes payable in the following year. Under the prior lease, the lessee was responsible for real estate taxes.

RESULTS OF OPERATIONS -- 2004

     Compared with 2003, rental and related income from the Trust's continuing apartment operations increased by 5.4% while apartment operating expenses, exclusive of depreciation, increased by .2%.

     The increase in gross income from apartment properties resulted from the net effect of 1% higher average rental rates and a 4.2% increase in overall occupancy rates. Apartment economic occupancy rates increased from an average of 84.8% in 2003 to 88.7% in 2004. In December 2004 the aggregate physical occupancy rate for the Trust's apartment properties was 92.1% up from 90.3% in December 2003. The increasing trend in occupancy rates that commenced in the fourth quarter of 2003 is due primarily to intensive marketing efforts and the use of rental incentives and discounts.
The lack of employment opportunities in several Indiana communities, and relatively low mortgage loan interest rates continue to make home ownership a viable alternative for residents of higher-rent apartments.

     Real estate operating expenses, including real estate taxes (excluding interest and depreciation) for the apartment properties increased .2% in 2004. Operating expenses amounted to 54.0% of gross possible income for 2004, down from 54.6% in 2003. Maintenance and repairs and building services expenses were lower in 2004, however, those decreases were more than offset by higher site personnel costs. Real estate taxes estimated to be payable in 2005 that were accrued in 2004, decreased by 6.8% from amounts that were accrued in 2003.

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

      General and administrative expenses in 2004 increased by $97,000 from the previous year primarily due to an increase in amounts incurred for professional fees. In 2004 the Trust incurred approximately $12,000 of legal fees and $28,000 for a strategic analysis related to a shareholder proposal that received a favorable vote of approximately 50% at the annual meeting of shareholders in May 2004. Approximately $15,200 of legal fees were incurred to comply with certain corporate governance mandates by the Sarbanes-Oxley Act of 2002. The Trust paid $16,000 more in Trustee fees in 2004 than it paid in 2003 because of two more trustee meetings, one more audit committee meeting, and the addition of one trustee in November 2003. General and administrative expenses amounted to 7% of income from real estate operations in 2004, compared with 6.4% in 2003. Officer and employee compensation costs, including payroll taxes and benefits that are included in administrative expenses, amounted to $287,600 in 2004, compared with $288,100 in 2003.

     The changes in income and expenses attributable to discontinued operations are described in Note 4 to the consolidated financial statements. In addition to the gain realized on the sale of the Park Plaza apartments in April 2004, the Trust incurred operating losses aggregating $190,669 and $70,508 in 2004 and 2003, respectively, from the following three properties:

                                                  2004          2003
                                               _________     _________
     Park Plaza apartments                     $ (14,433)    $  46,559

     Fox Run apartments                         (193,121)     (152,520)
     Fortune House restaurant                     16,885        35,453
                                               _________     _________
     Total income (loss)                       $(190,669)    $ (70,508)

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

     A 25-year lease that began in 1979 expired in November 2004. The lessee elected not to renew the lease, and vacated the property. In addition to the loss of revenue from the property, the Trust accrued $9,300 in 2004 for estimated real estate taxes payable in 2005. Under the prior lease, the lessee was responsible for real estate taxes.

CONTRACTUAL OBLIGATIONS

     The following schedule represents the Trust's obligations as of December 31, 2005, to make future payments under contracts, such as mortgage debt, lease agreements, and other long-term obligations (amounts in thousands):

                                             Payments Due by Period
                                  __________________________________________
                                     Within 1   2 to 3    4 to 5   After 5
Obligations             Total         Year      Years     Years     Years
______________         _______       _______   _______  _______    _______
Mortgage notes         $27,805        $6,035    $6,834    $1,124   $13,813
Operating leases (1)         -             -         -         -         -
Purchase obligations         -             -         -         -         -
Other: Tenants'
Deposits (2)               374             -         -         -       374
                       _______       _______   _______   _______   _______
Totals                 $28,180        $6,035    $6,834    $1,124   $14,187

(1) The Trust is a lessee of certain office equipment, such as copying machines and postage equipment, which represent insignificant obligations.

(2) The Trust holds security deposits by tenants of its rental properties. Individual deposits that are refunded, in whole or in part when a tenant vacates, are replaced by similar deposits received from incoming tenants. Changes in the aggregate amount of deposits held during any given period are not material.

LIQUIDITY AND SOURCES OF CAPITAL
     At December 31, 2005, the Trust and its controlled partnerships had approximately $2,790,800 in cash, including $565,800 in controlled partnership accounts, which management believes is sufficient to meet anticipated working capital requirements. Net proceeds from the sale of Fox Run apartments in December 2005, in the amount of approximately $3,234,000, was deposited with a qualified intermediary to be held for tax-free reinvestment in replacement property. The net proceeds includes approximately $1,444,000 of realized gain on the sale.

     A mortgage loan payable on the Charter Oaks apartments in Evansville, IN, will mature on April 1, 2006, with a balance due of approximately $3,314,000. The Trust had planned to refinance the loan balance with a new first mortgage loan.

     On March 17, 2006, the Trust entered into a definitive Asset Purchase Agreement to sell su1bstantially all of its assets to Buckingham Properties, Inc. (See Note 10 to the financial statements contained elsewhere in this report). Both the intent to reinvest the Fox Run sale proceeds and the plan to re-finance the mortgage loan on the Charter Oaks apartments were incompatible with the proposed sale transaction. Management altered its plans and now intends to use the Fox Run sale proceeds to pay off the Charter
Oaks mortgage loan at maturity. The decision not to reinvest the Fox Run sale proceeds will cause the recognition, for tax purposes, of the previously deferred gain and lead to its subsequent distribution to shareholders. If for some reason the assets of the Trust are not sold pursuant to the agreement with Buckingham Properties, Inc., the Trust intends to continue to operate as a real estate investment trust while the Board of Trustees re-evaluates its strategic options.

     On May 15, 2006, a mortgage loan on one of the commercial properties will mature with a balance due of approximately $542,000. The Trust expects to repay that loan with unrestricted cash. Management expects that cash flow through April 2006, and the receipt of approximately $390,000 of unused replacement reserve funds held by the Charter Oaks mortgage holder, will provide sufficient cash to pay off the mortgage balance that matures in May.

     A mortgage loan on the Regency Royale apartments is scheduled to mature on October 6, 2006, with a balance due at maturity of approximately $1,583,000. If the asset sale to Buckingham Properties, Inc., occurs, that loan will be paid off with proceeds from the sale. If the asset sale does not occur, management is confident that the balance due at maturity can be refinanced.

    Other than the above transactions and cash that may be required for property improvements and replacements which amounts are not expected to exceed funds generated by operations, management is not aware of any significant transactions or events which will require material expenditures in 2006. The Trust has not made any commitments, which would require expenditures in excess of funds expected to be provided by operations during 2006.

    Management expects to operate as a qualified real estate investment trust until the proposed sale of assets occurs, and to distribute to shareholders all of its otherwise taxable income.
The Trust distributed $1,441,973 to its shareholers in 2005, of which $868,902 was designated as capital gain from the sale of property. All of the $1,876,772 that was distributed to shareholders in 2004 was designated as capital gain. The aggregate surplus cash distributed to the minority interest partners by the controlled partnerships totaled $20,745 during 2005. There were no distributions by the controlled partnerships in 2004.

    Due primarily to differences in depreciation expense, the net income, excluding the deferred gain on the sale of Fox Run, reported for 2005 was 11.8% more than taxable income. The reported net income for 2004 was 4.5% more than the income for tax purposes; and, for 2003, the reported net loss was 15% more than loss for tax purposes.

IMPACT OF INFLATION
     Inflation, except for increases in real estate taxes payable in 2003 that resulted from the Indiana state-wide reassessment of real estate, has not had a significant impact on the Trust during 2005, 2004 and 2003.


ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
RISK

The Trust does not believe it is subject to material market risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, which are included in the annual shareholders report for the year ended December 31, 2005, are included as exhibits under Item 15.

Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2005, is as follows:

                                                 Three Months Ended
                                 ______________________________________________

                                   March 31   June 30  September 30 December 31
_______________________________________________________________________________

Rental and other operating income  $2,664,694 $2,673,669 $2,650,920 $2,703,259

Income before minority
 interest and discontinued
 operations                           120,864    145,971     43,022    210,648

Income from
 discontinued operations               56,189     93,975    652,363  1,533,328

Net income                            176,474    231,246    694,649  1,736,677

Earnings per
 share - basic and diluted:
 Income before
  discontinued operations          $     0.07  $    0.08  $    0.02 $     0.11
 Income from
  discontinued operations          $     0.03  $    0.05  $    0.37 $     0.85

 Net income                        $     0.10  $    0.13  $    0.39 $     0.96


Unaudited summarized consolidated quarterly financial data for the year ended December 31, 2004, is as follows:

                                                 Three Months Ended
                                 ______________________________________________

                                   March 31   June 30  September 30 December 31
_______________________________________________________________________________

Rental and other operating income  $2,591,252 $2,587,929 $2,617,428 $2,616,613

Income (loss) before minority
 interest and discontinued
 operations                           (61,414)  (126,989)    38,311    267,018

Income (loss) from
 discontinued operations              (10,500) 2,660,816    (30,865)  (120,521)

Net income (loss)                     (59,306) 2,555,526     16,050    134,797

Earnings (loss) per
 share - basic and diluted:
 Income (loss) before
  discontinued operations          $   (0.03) $    (0.06) $    0.03  $     0.14
 Income (loss) from
  discontinued operations          $    0.00  $     1.49  $   (0.02) $    (0.07)

Net income (loss)                  $   (0.03) $     1.03  $    0.01  $     0.07


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

(b) Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect internal controls within the past ninety days. Management has discovered no material weaknesses in internal controls that would warrant corrective actions.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is information relative to executive officers and members of the Board of Trustees. The Trust has no executive officers other than those individuals presently serving as Trustees.

                                                 Period During   Shares of
                                                 Which He Has    the Trust
                                                 Served As A     Beneficially
                        Principal Occupation     Trustee         Owned as of
Name and Address   Age  For Past Five Years     (term expires)   March 13, 2006
_______________________________________________________________________________

John W. Adams(1)   57   Principal                 1996 to date    2,100 (0.12%)
Indianapolis, IN        JWA Sports, LLC             (2006)
                        Private investments
                        (Since January 2004)

                        Vice President
                        Browning Investments, Inc.
                        Real estate development
                        (January 1990 to
                           November 2004)
                        Other Directorships:
                           None

John I.
 Bradshaw, Jr.(2)  75   President and CEO         1982 to date   94,123 (5.19%)
Indianapolis, IN        Century Realty Trust         (2006)
                        Other Directorships:
                           None

Marvin L.
 Hackman(1)        72   Partner, Hackman          2000 to date    1,200 (0.07%)
Indianapolis, IN        Hulett & Cracraft LLP      (2006)
                        Attorneys at Law
                        Other Directorships:
                           None

Francis M.
 Hapak(3)          80   Real estate investor      1987 to date   76,605 (4.22%)
Indianapolis, IN        Self employed               (2007)
                        Other Directorships:
                           None

John J.
 Dillon(4)         46   Chief Deputy Mayor/      2000 to date   23,128 (1.28%)
Indianapolis, IN        Chief of Staff              (2007)
                        City of Indianapolis
                       (since January 2006)

                        Businessman
                        Self employed
                       (March 2003 to
                          February 2006)
                       (August 2000 to
                          January 2002

                        Chief Operating Officer
                        Standard Management Corp.
                        Financial services
                          holding company
                       (January 2002 to
                          March 2003)
                        Other Directorships:
                          Indianapolis Bond Bank

Murray R.
 Wise(5)           57   Chairman and CEO          2000 to date  113,966 (6.28%)
                        Westchester Group, Inc.     (2007)
                        Agricultural investments
                        Other Directorships:
                           None

Larry S.
 Boulet(1)         59   President                 2003 to date    5,100 ( .28%)
                        Boulet Consulting LLC       (2008)
                        Business consulting
                       (since July 2002)

                        Senior Audit Partner
                        PricewaterhouseCoopers LLP
                        Public accounting
                       (1998 to July 2002)
                        Other Directorships:
                           None

Michael W.
 Malafronte(6)     31   Vice President            2005 to date    5,000 ( .28%)
                        Arnhold and S.              (2008)
                        Bleichroeder Advisors,LLC
                        Asset Management
                       (since July 2005)

                        Principal
                        Oppenheimer + Close
                        Financial investments
                        Other Directorships:
                           Bresler & Reiner, Inc.

Neil C.
 McKinnon(7)       47   President & CEO           2005 to date  278,021(15.33%)
                        Prana Holding Co., LLC      (2008)
                        Real estate investments
                        Other Directorships:
                           None


Trustees and Officers as a Group (9 persons)                    599,243(33.05%)

(1) Shares are held with sole voting and investment power.

(2) John I. Bradshaw, Jr., is sole owner of 91,664 shares and shares voting and investment power with respect to 459 shares owned by his spouse and 2,000 shares owned by a trust for his sister.

(3) Francis M. Hapak is the sole owner of 38,392 shares and shares voting and investment power with respect to 38,213 shares owned by Charlotte H. Hapak, his wife.

(4) John J. Dillon is sole owner of 3,688 shares and shares voting and investment power with respect to 19,440 shares owned by Dillon Family Limited Partnership in which he is a limited partner.

(5) Murray R. Wise is sole owner of 103,883 shares and shares voting and investment power with respect to 1,000 shares owned by his spouse, 7,083 shares owned by the Westchester Profit Sharing Trust, 1,000 shares owned by the Westchester Foundation and 1,000 shares owned by Travinap Partnership.

(6) Michael W. Malafronte is the holder of an exercisable, but unexercised, option to purchase 5,000 shares, which shares are construed herein to be beneficially owned by him.

(7) Neil C. McKinnon is the holder of an exercisable, but unexercised, option to purchase 5,000 shares, which shares are construed herein to be beneficially owned by him. Mr. McKinnon disclaims beneficial ownership of 273,021 shares beneficially owned by Prana Securities Adviser, LLC, except to the extent of his pecuniary interest therein. See also Note 5 to Item 12, Security Ownership by Certain Beneficial Owners and Management.


            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

	Section 16(a) of the Securities Exchange Act of 1934 requires that certain Trustees, Officers and share owners file with the SEC and the Trust an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of shares of the Trust. Based solely on its review of such forms received by the Trust and written representation from those individuals that no other reports were required, the Trust is unaware of any instances of failure timely file required reports, except that trustee Michael W. Malafronte filed late a Form 4 reporting an option to purchase 5,000 shares of beneficial interest that was granted to him by the Trust upon his election to the Board of Trustees in May 2005.


                          COMPENSATION OF TRUSTEES

	Each trustee, except the individual named in the "Summary Compensation Table", is paid $750 per quarter plus $300 for each meeting of the trustees attended by him. Members of the audit committee are each paid $300 for attendance at each meeting of the committee. In addition, Trustees are paid amounts, not in excess of $300 each day, for property inspections and special assignments. No additional compensation is paid to those trustees, other than John I. Bradshaw, Jr., who are also officers of the Trust. In 2005, under these arrangements, the Trust paid a total of $57,200 in trustee compensation to all trustees who, individually, were paid amounts ranging from $5,300 to $8,100.

     No long term or deferred compensation arrangements have been awarded to any trustee, officer or employee of the Trust.

 	Except as set forth in the following schedules, no options, warrants, or rights of any kind were granted or exercised during 2005.

ITEM 11. EXECUTIVE COMPENSATION

Information relative to management remuneration and transactions is included in the following table. John I. Bradshaw, Jr. is the sole executive officer of the Trust. He has held the position of President and Chief Executive Officer since 1982.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation
                 _________________________________                   Long-Term
Name and                                                Other      Compensation
Principal                                              Compen-         Awards
Position           Year      Salary($)   Bonus($)     sation($)      Options(#)
_______________________________________________________________________________

John I.
Bradshaw, Jr.      2005        99,000        -            898*           -
President          2004        99,000        -          1,619*           -
Chief Exec.        2003        99,000        -          2,686*           -
  Officer

*Compensation equivalent of club dues paid on behalf of named individual.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                         Potential Realizable
                                                           Value at Assumed
                  Individual Grants                      Annual Rates of Stock
                      % of Total     Exercise            Price Appreciation for
          Options  Options Granted  Price per Expiration       Option Term
Name   Granted (#) In Fiscal Year     Share      Date         5%        10%
_______________________________________________________________________________

Michael W.
 Malafronte   5,000     50%          $18.95   May 3, 2008   $15,050    $26,400

Neil C.
 McKinnon     5,000     50%          $18.95   May 3, 2008   $15,050    $26,400

The Options are exercisable at any time until the expiration date. Upon exercise, shares in treasury, to the extent available, will be issued. Potential realizable value is computed based upon a market value of $19.80 per share on March
15, 2006.

The exercise price per share represents the closing share price on the date of grant.


                            OPTIONS EXERCISED IN LAST FISCAL YEAR
                              AND FISCAL YEAR END OPTION VALUE

                                                                  Value of
                                                                 Unexercised
                                              Unexercised        In-The-Money
                                           Options at Fiscal  Options at Fiscal
               Shares Acquired    Value      Year End(#)          Year End**
Name            On Exercise(#)  Realized*  (All Exercisable)  (All Exercisable)
_______________________________________________________________________________

Larry S. Boulet         3,000   $17,970           ---                  ---

Michael W. Malafronte     ---       ---         5,000               $1,500

Neil C. McKinnon          ---       ---         5,000               $1,500


* Value realized based on the closing share price on the date exercised.
** Value based on $19.25 per share, the closing price on December 31, 2005.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

No person is known to the Trust to own of record or beneficially more than 5% of the Trust's outstanding shares except as set forth in the following table. The information below is as of March 15, 2006.

Title of        Name of                  Amount and Nature of      Percent
Class           Beneficial Owner          Beneficial Ownership      of Class
____________________________________________________________________________

Shares of       John I. Bradshaw, Jr.            94,123(1)           5.2%
Beneficial      320 N. Meridian Street
Interest        Indianapolis, IN

Shares of       Murray R. Wise                  113,966(2)           6.3%
Beneficial      4309 Crayton Road
Interest        Naples, FL 34103

Shares of       David C. Eades                  114,600(3)           6.4%
Beneficial      1701 Broadmoor Drive
Interest        Champaign, IL 61821

Shares of       Mercury Real Estate
Beneficial       Advisors, LLC                  158,805(4)           8.8%
Interest        100 Field Point Road
                Greenwich, CT 06830

Shares of       Prana Securities Adviser, LLC   273,021(5)          15.3%
Beneficial      333 West 52nd St., Suite 600
Interest        New York, NY 10019

(1) John I. Bradshaw, Jr., is sole owner of 91,664 shares and shares voting and investment power with respect to 459 shares owned by his spouse and 2,000 shares owned by a trust for his sister.

(2) Murray R. Wise is sole owner of 103,883 shares and shares voting and investment power with respect to 1,000 shares owned by his spouse, 15,767 shares owned by the Westchester Profit Sharing Trust, 1,000 shares owned by the Westchester Foundation and 1,000 shares owned by Travinap Partnership.

(3) David C. Eades is sole owner of 83,300 shares and shares voting and investment power with respect to 6,000 shares owned by his spouse, 4,000 shares owned by the mother of his spouse, 16,300 shares owned by the Eades Foundation and 5,000 shares owned by the Helen Virginia Eades Trust.

(4) Mercury Real Estate Advisors, LLC, as sole owner, has exclusive voting and investment power with respect to 158,805 shares.

(5) The following persons and entities share voting and investment power with respect to the indicated shares: Prana Securities Adviser, LLC, a New York limited liability company (the "Investment Manager"), is the investment adviser to Prana Securities Fund I, L.P., a Delaware limited partnership
(the "Fund"), the record holder of the indicated shares. The general partner of the Fund is Prana Securities Manager, LLC, a Delaware limited liability company (the "General Partner"). Prana Real Estate Securities, LLC, a California limited liability company, is the sole member of the General Partner and the Investment Manager, and a manager of the General Partner. Prana Holding Company, LLC, is the sole member and a manager of Prana Real Estate Securities, LLC. Kurt C. McCracken is Chairman and a Manager of Prana Holding Company, LLC. Neil C. McKinnon is a Manager of Prana Real Estate Securities, LLC, and President and a Manager of Prana Holding Company, LLC. Mr. McCracken and Mr. McKinnon disclaim beneficial ownership with respect to the indicated shares except to the extent of their respective pecuniary interests therein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or transactions, as defined under this item, nor are any contemplated, to be disclosed hereunder.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Board of Trustees appointed the firm of Ernst & Young LLP, as auditors for the Trust for the year ended December 31, 2005. This firm has previously audited the Trust's financial statements each year beginning with 1973. The Audit Committee approved the audit and non-audit services before they were performed following specific consideration as to the possible effects of such services on the independence of the auditors. Following is a schedule of fees billed to the Trust and its subsidiaries by Ernst & Young during 2005 and 2004:

                                    2005          2004
                                    ____          ____
         Audit fees (1)           $98,000       $80,500
         Audit-Related Fees (2)     4,000          None
         Tax Fees (3)              32,500        31,000
         All Other Fees (4)          None          None

(1) Audit Fees - Fees for professional services performed by Ernst & Young for the audit of the Trust's annual financial statements and review of financial statements included in the Trust's 10-Q filings.

(2) Audit-Related Fees - Audit related services in 2005 consisted of consultations regarding financial accounting and reporting matters.

(3) Tax Fees - Fees for services with respect to tax compliance, tax advice and tax planning. This includes review of federal and state tax returns for the Trust and its consolidated subsidiaries, and preparation of federal and state tax returns for Partnerships controlled, but not wholly-owned, by the Trust.

(4) All Other Fees - Fees, of which there were none in 2005 and 2004, for permissible work performed by Ernst & Young that does not meet the above category descriptions.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

         (b) Reports on Form 8-K

             A Form 8-K was filed December 7, 2005, that reported, under Item 2.01, completion of the sale of the 256-unit Fox Run apartments. That transaction is explained in Note 4 to the consolidated financial statements for the year ended December 31, 2005, included herein.

             A Form 8-K was filed March 23, 2006, that reported, under Item 1.01, the execution of an Asset Purchase Agreement on March 17, 2006, pursuant to which the Century Realty Trust and its subsidiaries agreed to sell substantially all of their assets to Buckingham Properties, Inc. That agreement (Exhibit 10.5) was furnished as an exhibit to that Form 8-K.

         (c) Exhibits

             (1) Code of Ethics for Senior Financial Officers executed
                 by the President, Treasurer and CEO (Exhibit 14.1) and by the Controller and CFO (Exhibit 14.2) were filed with Form 10-K for the year ended December 31, 2003, and are incorporated herein by reference.

             (2) The Trust Instrument of Century Realty Trust (Exhibit
                 3(i)); the Code of By-laws of Century Realty Trust (Exhibit 3(ii); Purchase Agreement executed December 7, 2004, for the sale of Fox Run Apartments (Exhibit 10.1); and, Trustee's Option to Purchase Shares granted May 5, 2004, to Larry S. Boulet were filed with Form 10-K for the year ended December 31, 2004, and are incorporated herein by reference.

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

             (5) Other exhibits:
                   10.3 - Trustee's Option to Purchase Shares granted
                          May 4, 2005, to Michael W. Malafronte
                   10.4 - Trustee's Option to Purchase Shares granted
                          May 4, 2005, to Neil C. McKinnon


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTURY REALTY TRUST


Date:  3/27/06                      By: S/ JOHN I. BRADSHAW, JR.
                                        President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  3/27/06                         S/ DAVID F. WHITE
                                        Controller


Date:  3/30/06                         S/ MURRAY R. WISE
                                        Trustee, Chairman of the Board


Date:  3/30/06                         S/ FRANCIS M. HAPAK
                                        Trustee


Date:  3/30/06                         S/ JOHN W. ADAMS
                                        Trustee


Date:  3/30/06                         S/ JOHN J. DILLON
                                        Trustee


Date:  3/30/06                         S/ MARVIN L. HACKMAN
                                        Trustee


Date:  3/30/06                         S/ LARRY S. BOULET
                                        Trustee


Date:  3/30/06                         S/ MICHAEL W. MALAFRONTE
                                        Trustee


Date:  3/30/06                         S/ NEIL C. McKINNON
                                        Trustee




ITEM 15(a)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Century
Realty Trust and subsidiaries are included herein and in the annual report of the Registrant to its shareholders for the year ended December 31, 2005:

     Consolidated balance sheets - December 31, 2005 and 2004

     Consolidated statements of operations - Years ended December 31,
                                             2005, 2004 and 2003

     Consolidated statements of shareholders' equity - Years ended December 31,
                                                       2005, 2004 and 2003

     Consolidated statements of cash flows - Years ended December 31,
                                                2005, 2004 and 2003

     Notes to consolidated financial statements

The following financial statement schedule of Century Realty
Trust and Subsidiaries is included in Item 15(a):

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


Date: 3/28/06                                 /S/ John I. Bradshaw, Jr.
                                              Chief Executive Officer
                                              President and Treasurer

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


Date: 3/28/06                             S/ David F. White
                                          Controller (chief financial officer
                                          and principal accounting officer)



EXHIBIT 32.1

CERTIFICATION

In connection with the accompanying Annual Report of the Trust on Form 10-K for the period ending December 31, 2005, I, John I. Bradshaw, Jr., Chief Executive Officer, President and Treasurer of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                          S/ John I. Bradshaw, Jr.
                                          Chief Executive Officer, President
                                          and Treasurer



EXHIBIT 32.2

CERTIFICATION

In connection with the accompanying Annual Report of the Trust on Form 10-K for the period ending December 31, 2005, I, David
F. White, Controller of the Trust, certify, pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                          S/ David F. White
                                          Controller (chief financial officer
                                          and principal accounting officer)


ITEM 15(a)1--Audited Financial Statements

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                             December 31
                                                        2005             2004
                                                    ___________     ___________
Assets
Real estate investments:
  Land                                              $3,140,029      $3,140,029
  Buildings                                         44,865,692      44,531,489
  Equipment                                            772,275         769,765
  Allowances for depreciation                      (15,926,563)    (14,903,389)
                                                   ___________     ___________
                                                    32,851,433      33,537,894
                                                   ___________     ___________
Real estate held for sale, net of
 $1,861,117 allowances for depreciation                      -       5,834,086
Cash and cash equivalents                            2,790,787       3,037,234
Restricted cash                                      1,580,045       1,885,865
Funds held in escrow for possible completion
 of 1031 exchange                                    3,234,065               -
Accounts and accrued interest receivable               525,365         426,478
Unamortized management contracts                       124,651         189,686
Unamortized mortgage costs                             239,644         275,478
Undeveloped land                                        99,675          99,675
Other assets                                           173,882         185,075
Real estate held for sale, other assets                      -         398,114
                                                   ___________     ___________
                                                   $41,619,547     $45,869,585
                                                   ___________     ___________
                                                   ___________     ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                           $27,805,711     $33,026,470
  Accounts payable and accrued liabilities             646,019         580,338
  Accrued interest                                     161,574         150,236
  Accrued property taxes                             1,254,768       1,386,978
  Tenants' security deposits and unearned income       525,061         520,118
  Real estate held for sale, other liabilities               -         405,074
                                                   ___________     ___________
                                                    30,393,133      36,069,214

Minority interest in operating partnerships            264,112         315,004

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued - 1,806,349 shares including 3,507 in
    treasury in 2005, and 1,795,909 shares
    including 6,507 shares in treasury in 2004       9,648,572       9,599,697
  Overdistributed income other than from
    gain on the sale of real estate                 (1,955,471)     (2,176,023)
  Undistributed net realized gain from
    sale of real estate                              3,305,426       2,128,905
  Cost of treasury shares                              (36,225)        (67,212)
                                                   ___________     ___________
                                                    10,962,302       9,485,367
                                                   ___________     ___________
                                                   $41,619,547     $45,869,585
                                                   ___________     ___________
                                                   ___________     ___________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                                Year ended December 31
                                           2005          2004          2003
                                         _________    __________    __________
Income:
Real estate operations:
  Rental Income                         $10,478,582   $10,233,114   $9,745,507
  Other income                              213,960       180,108      169,108
                                        ___________   ___________   __________
                                         10,692,542    10,413,222    9,914,615
  Less:
    Real estate operating expenses        4,956,079     4,921,806    4,820,743
    Depreciation                          1,423,884     1,418,720    1,456,135
    Real estate taxes                     1,096,361     1,018,211    1,375,129
                                        ___________   ___________   __________
                                          7,476,324     7,358,737    7,652,007
                                        ___________   ___________   __________
                                          3,216,218     3,054,485    2,262,608
Interest income                              92,373        38,780       16,615
                                        ___________   ___________   __________
                                          3,308,591     3,093,265    2,279,223
Expenses:
Interest                                  2,018,375     2,128,408    2,205,435
Mortgage loan extinguishment costs               -        117,044           -
General and administrative expenses         769,711       730,887      633,873
                                        ___________   ___________   __________
                                          2,788,086     2,976,339    2,839,308
                                        ___________   ___________   __________
Income (loss) before minority interest
 and discontinued operations                520,505       116,926     (560,085)

Minority interest in operating
 partnerships                               (17,314)       31,211       89,935
                                        ___________   ___________   __________
Income (loss) before
 discontinued operations                    503,191       148,137     (470,150)

Income (loss) from discontinued
 operations, including gain on
 sale of rental properties of
 $2,045,423 in 2005 and $2,689,599
 in 2004                                  2,335,855     2,498,930      (70,508)
                                        ___________   ___________   __________
Net income (loss)                        $2,839,046    $2,647,067    ($540,658)
                                        ___________   ___________   __________
                                        ___________   ___________   __________

Earnings (loss) per share -
 basic and diluted:
  Income (loss) before
   discontinued operations                    $0.28         $0.08       ($0.26)
  Income (loss) from
   discontinued operations                    $1.30         $1.40       ($0.04)
                                        ___________   ___________   __________
  Net income (loss)                           $1.58         $1.48        $0.30
                                        ___________   ___________   __________
                                        ___________   ___________   __________
See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Shareholders' Equity
                                                    Undistributed
                                                (Overdistributed) Undistributed
                                                     Income Other           Net
                             Outstanding                Than From      Realized
                               Shares of  Shares of       Gain on     Gain from     Cost of
                               Benefical  Benefical       Sale of       Sale of    Treasury
                                Interest   Interest   Real Estate   Real Estate      Shares        Total
                             ___________________________________________________________________________
Balance at January 1, 2003   1,761,701  $9,472,832     ($920,316)   $1,316,078   ($198,392)  $9,670,202
  Shares issued                   9,389      76,850             -             -           -       76,850
  Stock options exercised        10,700        (847)            -             -     110,522      109,675
  Net loss for 2003                   -           -      (540,658)            -           -     (540,658)
  Dividends ($.38 per share)          -           -      (672,517)            -           -     (672,517)
                              _________  __________    __________    __________  __________   __________
Balance at December 31, 2003  1,781,790  $9,548,835   ($2,133,491)   $1,316,078    ($87,870)  $8,643,552
  Shares issued                   5,612      49,920             -             -           -       49,920
  Stock options exercised         2,000         942             -             -      20,658       21,600
  Net income (loss) for 2004          -           -       (42,532)    2,689,599           -    2,647,067
  Dividends ($1.05 per share)         -           -             -    (1,876,772)          -   (1,876,772)
                              _________  __________    __________    __________  __________   __________
Balance at December 31, 2004  1,789,402  $9,599,697   ($2,176,023)   $2,128,905    ($67,212)  $9,485,367
  Shares issued                  10,440      47,462             -             -           -       47,462
  Stock options exercised         3,000       1,413             -             -      30,987       32,400
  Net income for 2005                 -           -       793,623     2,045,423           -    2,839,046
  Dividends ($.80 per share)          -           -      (573,071)     (868,902)          -   (1,441,973)
                              _________  __________    __________     __________  __________  __________
Balance at December 31, 2005  1,802,842  $9,648,572   ($1,955,471)   $3,305,426    ($36,225) $10,962,302


See accompanying notes.


Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                 Year ended December 31
                                              2005        2004        2003
                                           __________  __________  __________
Operating Activities
Net income (loss)                          $2,839,046  $2,647,067   ($540,658)
Adjustments to reconcile net
 income (loss)to net cash provided by
 operating activities:
   Less gain on sale
    of apartment property                  (2,045,423) (2,689,599)          -
   Depreciation and amortization            1,477,662   1,711,885   1,796,467
   Write off unamortized costs of
    mortgage loans extinguished                     -      56,572           -
   Minority interest                           17,314     (31,211)    (89,935)
   Changes in operating assets
    and liabilities:
     Restricted cash                          736,720    (358,265)   (150,018)
     Accounts and accrued income
      receivable                              (77,083)    (69,237)    (74,501)
     Other assets                             (11,258)    (76,106)    (23,167)
     Accounts payable and accrued
      liabilities                            (226,406)    102,598     404,556
     Tenants' security deposits and
      unearned rent                           (77,371)     33,108      48,991
                                           __________  __________  __________
Net cash provided by operations             2,633,201   1,326,812   1,371,735

Investing Activities:
Net proceeds from sales of property         7,700,909   2,989,586          -
Sale proceeds escrowed for possible
 completion of 1031 exchange               (3,234,065)         -           -
Purchase of property and improvements        (695,415)   (389,546)   (389,675)
Lease principal payments received                  -       51,731      49,548

Net cash provided by (used in)             __________  __________  __________
 investing activities                       3,771,429   2,651,771    (340,127)

Financing Activities:
Mortgage loan repaid with sale proceeds    (3,966,400)          -           -
Net proceeds from mortgage
 notes payable                                      -   4,484,115           -
Mortgage loan balances refinanced                   -  (4,410,439)          -
Principal payments on mortgage
 notes payable                             (1,254,359)   (710,312)   (664,591)
Sale of treasury shares                        32,400      21,600     109,675
Distributions to minority interest            (20,745)          -      (6,101)
Dividends paid to shareholders             (1,441,973) (1,876,772)   (671,183)
                                           __________  __________  __________
Net cash used in
 financing activities                      (6,651,079) (2,491,808) (1,232,200)
                                           __________  __________  __________
Net increase (decrease) in cash
 and cash equivalents                        (246,447)  1,486,775    (200,592)
Cash and cash equivalents
 at beginning of year                       3,037,234   1,550,459   1,751,051
                                           __________  __________  __________
Cash and cash equivalents
 at end of year                            $2,790,787  $3,037,234  $1,550,459
                                           __________  __________  __________
                                           __________  __________  __________
Supplemental Data:
Selected noncash activities related to
 investing and financing activities
 were as follows:
   Issued 10,440, 5,612 and 9,389
   shares of beneficial interest in
   2005, 2004 and 2003, respectively, in
   exchange for operating partnership
   units (See Note 3)                         $47,462     $49,920     $76,850


See accompanying notes.


Century Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005


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

The Trust owns and operates 13 residential rental properties and three commercial properties throughout Indiana. The Trust also owns one restaurant property in Florida. The Trust aggregates its properties into a single investment property segment because the residential rental properties have similar economic characteristics, facilities and services, and the restaurant and commercial properties are not material to the consolidated financial statements to warrant separate disclosure. All segment disclosures are included in or can be derived from the Trust's consolidated financial statements.

The residential rental properties owned and controlled by the Trust are managed under agreements with Buckingham Management, LLC, an independent property management firm. The agreements provide for management fees based generally on gross rental collections (See Note 10).

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

Unamortized Management Contracts:

Unamortized management contracts represent the allocation of the purchase price related to the Porter Portfolio acquisition identifiable with obtaining management of those properties (See Note 3). Amortization is computed by the straight-line method for a 10 year period which is the number of years the limited partners in the five controlled partnerships have to exchange their operating partnership units (O.P. units) into shares of beneficial interest of the Trust. The cumulative amortization was $525,699 and $460,664 at December 31, 2005 and 2004, respectively.

Unamortized Mortgage Costs:

Unamortized mortgage costs represent costs incurred to acquire long-term financing. Amortization is computed by the straight-line method based on the terms of the loans which approximates the effective interest method. The cumulative amortization was $191,895 and $197,987 at December 31, 2005 and 2004, respectively.

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

Recently Issued Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued
SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statements of Cash Flows. Statement No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings is no longer allowed. The Statement will be effective for the Trust beginning in the first quarter of 2006. Given the nature of the Trust's share based payments, the Trust does not believe SFAS 123(R) will have a material impact on its results of operations.

During 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB
Statement No. 143, Asset Retirement Obligations ("FIN 47"). FIN 47 became effective for the year ended December 31, 2005 and provides clarification of the term "conditional asset retirement obligation" as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on the Trust's consolidated financial statements. Certain of the Trust's properties may contain asbestos. If these properties were demolished, environmental regulations specify the manner in which asbestos must be handled and disposed. Because the Trust's obligation for handling the disposal of any asbestos has an indeterminable settlement date, it is not able to reasonably estimate this asset retirement obligation.

2. Real Estate Investments

Real estate investments consist principally of apartments and commercial properties in Indiana. In connection with these properties, the Trust is principally a lessor using short-term operating leases. The Florida restaurant property is currently operating under a net lease which will expire July 31, 2006.

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

Such exchange rights were granted in December, 1999, effective January 1, 2000 and on the first day of each quarter thereafter, and will exist until November 27, 2007, at which time the Trust may, at its option, require the exchange of any remaining outstanding O.P. units. Through December 31, 2005, holders of 252,821 O.P. units have elected to exchange their units for shares of beneficial interest. The Trust repurchased 13,793 of those shares, for a total cost of $162,986, from residents of certain states with which the Trust elected not to register its shares. As a result of the exchanges, the Trust owned 88.1% of the limited partnership interests in the Porter Portfolio partnerships at December 31, 2005.

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

4. Discontinued Operations

In April 2004, the Trust sold Park Plaza, a 176-unit apartment community in Indianapolis, and in December 2004, entered into contracts with separate unrelated parties to sell Fox Run, a 256-unit apartment community in Indianapolis, and a restaurant property in Indianapolis. The restaurant property was sold in July 2005, for $850,000 before the payment of any transaction costs, resulting in a gain of approximately $601,000. The
Fox Run apartments were sold in December 2005, for $7,273,750 before the payment of any transaction costs, resulting in a gain of approximately $1,444,000. After closing costs and repayment of the mortgage loan on Fox Run, $3,234,065 was placed in escrow with a qualified intermediary to be held for investment in replacement property in accordance with the tax free exchange provisions of the Internal Revenue Code.

In accordance with provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the above properties were classified in the Trust's balance sheets as Real Estate Held for Sale.
The results of operations are separately classified for all periods presented as discontinued operations.

The following is a summary of the income (loss) from operations of Park Plaza, Fox Run and the restaurant property:

                                                Year Ended December 31
                                             2005         2004        2003
                                             ____         ____        ____
Rental income                               $1,224,537  $1,560,248  $2,016,519
Other income                                    33,248      58,173      73,906
Income from financing leases                         -       8,856      16,548
                                            __________________________________
                                             1,257,785   1,627,277   2,106,973
Less:
   Rental operating expenses                   787,251   1,034,640   1,404,105
   Provision for depreciation                        -     246,969     292,901
   Real estate taxes                           (77,826)    346,843     281,460
   Interest expense                            257,918     189,494     199,015
                                            __________________________________
                                               967,353   1,817,946   2,177,481
                                            __________________________________
Income (loss) from discontinued
 operations, before gain on sale               290,432    (190,669)    (70,508)

Gain on sale of rental property              2,045,423   2,689,599           -
                                            __________________________________
Income (loss) from discontinued
 operations                                 $2,335,855  $2,498,930  $  (70,508)
                                            __________________________________
                                            __________________________________

5. Mortgage Notes Payable

Mortgage notes are payable in monthly installments, including interest at rates ranging from 4.95% to 9% per annum, and mature from April 1, 2006 to August 1, 2037. At December 31, 2005 and 2004, mortgage notes payable by the Trust amounted to $27,805,711 and $33,026,470, respectively. The aggregate amount of long-term debt maturities for each of the five years after December 31, 2005 is: 2006, $6,035,358; 2007, $527,509; 2008, $6,306,314;
2009, $738,474; 2010, $385,423 and thereafter $13,812,633.  The Trust plans to meet its obligations as they become due in 2006 through using current cash on hand (including cash held in escrow at December 31, 2005, as described further in Note 9) or through re-financing the outstanding indebtedness on the respective properties pending the outcome of the proposed sale of substantially all of the assets of the Trust.

At December 31, 2004, the Fox Run apartment complex had an outstanding mortgage note payable of $4,573,800. During 2005, the Trust extended the mortgage note payable due date on the Fox Run apartment complex and simultaneously paid down the mortgage note by $500,000. In connection with the sale of the Fox Run apartments, the Trust repaid in its entirety, the $3,966,400 outstanding balance on the Fox Run mortgage. There was no outstanding mortgage debt related to the Indiana restaurant property that was sold in July 2005.

A mortgage loan on the Chester Heights apartments that provided for monthly payments of $9,986, including 8.125% interest, matured in October 2004 with an unpaid balance of $731,787. That balance was repaid with the proceeds of a new $731,787 mortgage loan from the same lender, repayable in monthly installments, including interest, until it matures in October 2009 with the balance due at maturity. The interest rate and monthly payment amount is adjusted annually. In November 2005, the monthly payment was adjusted to $10,124, including interest at the new rate of 6.83%. Without further adjustments the balance due at maturity would be $303,291.

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

Cash paid for interest was $2,192,026, $2,357,631, and $2,411,133 for the years ended December 31, 2005, 2004, and 2003, respectively.

At December 31, 2005, approximately $31,190,600 of the real estate investments, after allowances for depreciation, represent collateral for the mortgage notes payable.

6. Stock Options

In May 2005, the Board of Trustees granted each of two newly elected Trustees options to purchase 5,000 shares of beneficial interest exercisable on or before May 3, 2008, at $18.95 per share, the fair market value at the date of grant. None of the options were exercised in 2005.

In May 2004, the Board of Trustees granted a newly elected Trustee, an option to purchase 5,000 shares of beneficial interest exercisable on or before May 5, 2007, at $10.80 per share, the fair market value at the date of grant. Options for 2,000 shares were exercised in December 2004 and the remaining options for 3,000 shares were exercised in January 2005.

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

The carrying amounts and fair values of the Trust's financial instruments are as follows:

                                                        December 31, 2005
                                                    _________________________
                                                      Carrying         Fair
                                                       Amount         Value
                                                    _________________________
Cash and cash equivalents                           $ 2,790,787   $ 2,790,000
Restricted cash                                       1,580,045     1,580,000
Escrow for possible completion of 1031 exchange       3,234,065     3,234,000

Mortgage notes payable                               27,805,711    27,775,000


                                                        December 31, 2004
                                                    _________________________
                                                      Carrying         Fair
                                                       Amount         Value
                                                    _________________________
Cash and cash equivalents                           $ 3,037,234   $ 3,037,000
Restricted cash                                       1,885,865     1,885,000
Mortgage notes payable                               33,026,470    33,437,000


8. Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of the earnings (loss) per share computation is as follows:
                                              2005         2004         2003
                                           ____________________________________
Numerator net income (loss):
 Numerator for basic and diluted
  earnings (loss) per share                $2,839,046  $2,647,067  $  (540,658)
                                           ____________________________________
                                           ____________________________________

Denominator:
 Denominator for basic earnings
  (loss) per share-weighted average
  shares                                    1,800,456   1,786,602    1,774,987
 Effect of dilutive securities:
  Stock options                                   120         747            -
                                           ____________________________________
Denominator for diluted earnings
 (loss) per share-adjusted weighted
 average shares and assumed
 conversions                                1,800,576   1,787,349    1,774,987
                                           ____________________________________
                                           ____________________________________

Basic earnings (loss) per share            $     1.58  $     1.48   $    (0.30)
                                           ____________________________________
                                           ____________________________________

Diluted earnings (loss) per share          $     1.58  $     1.48   $    (0.30)
                                           ____________________________________
                                           ____________________________________


9. Federal Income Taxes

The Trust initially intended to use the proceeds from the sale of the Park Plaza apartments in April, 2004 and the former restaurant property in July 2005 to acquire replacement investment property in qualified tax free exchanges. The Trust was unable to acquire suitable replacements, and subsequently declared and paid special cash distributions of $1.05 per share in 2004 and $.80 per share in 2005, amounts management believed would approximate the otherwise taxable income of the Trust for 2004 and 2005.
The Trust initially intended to use the net proceeds from the sale of the Fox Run apartments in December 2005, to acquire replacement property in a qualified tax-free exchange. Because of the subsequent event described in
Note 10, the Trust will, instead, use those proceeds to retire a mortgage loan that will mature with a balance due of $3,314,000 on April 1, 2006.

10.Subsequent Event - Proposed Sale of All Apartments and Commercial Real
   Estate - Unaudited

On March 17, 2006 the Trust and its subsidaries entered into a definitive asset purchase agreement to sell substantially all of its assets to Buckingham Properties, Inc. The purchase price will be $60 million, consisting of approximately $48.45 million of cash and assumed debt of approximately $11.55 million. The Trust will use a portion of the cash proceeds to retire the remaining mortgage debt, estimated to be approximately $12.1 million if the close of the transaction occurs in late June 2006. An affiliate of Buckingham Properties, Inc. has, since 2003, managed all of the Trust's apartment properties (See Note 1).

The Board of Trustees will consider the appropriate use for the proceeds from the sale, including the possible termination and liquidation of the Trust and distribution of the proceeds to its shareholders. Termination of the Trust requires shareholder approval.

The sale is conditioned upon satisfactory completion of due diligence, negotiation of mutually acceptable definitive documentation, certain regulatory approvals and shareholder approval. Management expects that the sale could be completed in the second or third calendar quarter of 2006. Accordingly, there can be no assurance the proposed sale will be completed, or completed on the same terms and conditions as set forth in the asset purchase agreement.


              Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Century Realty Trust

We have audited the accompanying consolidated balance sheets of Century Realty Trust and Subsidiaries (the Trust) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
We were not engaged to perform an audit of the Trust's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Realty Trust and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   /s/ Ernst & Young, LLP
_________________________________________________________________________




February 24, 2006
Indianapolis, IN
________________




SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

CENTURY REALTY TRUST

December 31, 2005

                                                 Col. B            Col. C                  Col. D
                                                                                     Cost Capitalized
                                                         Initial Cost to Company      Subsequent to
                                                                                        Acquisition
                                                         _______________________  _____________________
                                                                      Buildings
                                                                         and                     Carrying
                Description                  Encumbrances     Land     Improvements Improvements    Costs
__________________________________________  _____________  __________  ___________  ____________  ________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN            $634,501     $46,585     $852,500      $321,119   $   ---
  Park Forest (64), Marion, IN                    703,443      57,800      517,200       407,842       ---
  Fontenelle (176), Kokomo, IN                        ---     128,000    1,622,000     1,271,005       ---
  Driftwood Park (48), Indianapolis, IN           505,183     117,000    1,168,308       250,244       ---
  Regency Royale (132), Mishawaka, IN           1,655,397     125,000    3,638,499       248,156       ---
  Creek Bay (208), Indianapolis, IN             6,113,044     340,940    7,101,480       248,167       ---
  Eagle Creek Park (188), Indianapolis, IN      4,636,600     378,000    5,679,172       555,967       ---
  Charter Oaks (192), Evansville, IN            3,328,351     241,500    4,851,716       284,653       ---
  Barcelona (64), Kokomo, IN                    1,247,824      59,200    1,350,384       123,987       ---
  Beech Grove (182), Jeffersonville, IN         2,652,176     469,000    3,612,360       340,403       ---
  Hampton Court (92), Indianapolis, IN          1,321,424     225,600    1,481,900        90,278       ---
  Sheffield Square (152), New Albany, IN        3,143,661     227,000    4,020,424       275,459       ---
  West Wind Terrace (96), Indianapolis, IN      1,306,457     136,700    1,610,241       289,741       ---
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN           557,650      54,000      446,075       179,798       ---
  Office (17,000), Indianapolis, IN                   ---      71,500      457,818       145,330       ---
  Office (34,000), Indianapolis, IN                   ---     348,725    1,184,344       185,096       ---
Net leased restaurant (square feet):
  Miami Subs (3,500), Longwood, FL                    ---     113,479       54,026           ---       ---
                                              ___________  __________  ___________    __________  ________
                                               27,805,711   3,150,144   39,648,447     5,207,130       ---
  Equipment--various locations                        ---         ---      407,266       365,009       ---
                                              ___________  __________  ___________    __________  ________
            TOTAL REAL ESTATE INVESTMENTS     $27,805,711  $3,150,144  $40,055,713    $5,572,139  $    ---
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

December 31, 2005

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
                Description                  Land     Improvements   Total      Depreciation Construction Acquired  Is Computed
__________________________________________ __________ ___________ ___________   ____________ ____________ ________ _____________
Garden apartments (no. of units):
  Chester Heights (110), Richmond, IN         $46,585  $1,173,619  $1,220,204     $1,037,908      1965      01/73     31 years
  Park Forest (64), Marion, IN                 57,800     925,042     982,842        787,442      1962      01/73     31 years
  Fontenelle (176), Kokomo, IN                128,000   2,893,005   3,021,005      2,515,272      1966      01/73     29 years
  Driftwood Park (48), Indianapolis, IN       117,000   1,418,552   1,535,552        792,980      1963      09/89     28 years
  Regency Royale (132), Mishawaka, IN         125,000   3,886,655   4,011,655      1,250,698      1983      06/93     40 years
  Creek Bay (208), Indianapolis, IN           340,940   7,349,647   7,690,587      2,233,161      1992      12/93     40 years
  Eagle Creek Park (188), Indianapolis, IN    378,000   6,235,139   6,613,139      1,924,774      1974      03/94     40 years
  Charter Oaks (192), Evansville, IN          241,500   5,136,369   5,377,869      1,122,573      1984      06/97     40 years
  Barcelona (64), Kokomo, IN                   59,200   1,474,371   1,533,571        320,329      1971      11/97     33 years
  Beech Grove (182), Jeffersonville, IN       469,000   3,952,763   4,421,763        816,438      1973      11/97     33 years
  Hampton Court (92), Indianapolis, IN        225,600   1,572,178   1,797,778        331,572      1980      11/97     33 years
  Sheffield Square (152), New Albany, IN      227,000   4,295,883   4,522,883        892,787      1974      11/97     33 years
  West Wind Terrace (96), Indianapolis, IN    136,700   1,899,982   2,036,682        369,104      1967      11/97     33 years
Commercial (square feet):
  Office/Warehouse (38,000), Carmel, IN        54,000     625,873     679,873        472,843      1972      10/77     33 years
  Office (17,000), Indianapolis, IN            71,500     603,148     674,648        308,417      1966      07/86     33 years
  Office (34,000), Indianapolis, IN           348,725   1,369,440   1,718,165        324,383      1975      05/97     40 years
Net leased restaurant (square feet):
  Miami Subs (3,500), Longwood, FL            113,479      54,026     167,505         41,280      1978      01/79     10 years
                                           __________ ___________ ___________    ___________
                                            3,140,029  44,865,692  48,005,721     15,541,961
  Equipment--various locations                    ---     772,275     772,275        384,602    Various    Various  3-15 years
                                           __________ ___________ ___________    ___________
            TOTAL REAL ESTATE INVESTMENTS  $3,140,029 $45,637,967 $48,777,996(A) $15,926,563(A)
                                           __________ ___________ ___________    ___________
                                           __________ ___________ ___________    ___________

Undeveloped land - various locations          $99,675 $               $99,675(B) $                N/A       01/73        N/A
                                           __________ ___________ ___________    ___________
                                           __________ ___________ ___________    ___________


(A) The aggregate carrying value for tax purposes is $27,973,719
(B) The aggregate carrying value for tax purposes is $72,522



SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

CENTURY REALTY TRUST

December 31, 2005

                                                                 Total Land,
                                                  Buildings       Buildings
                                                     and             and                         Accumulated     Undeveloped
                                      Land       Improvements    Improvements     Equipment     Depreciation        Land
                                   __________    ____________    ____________    ___________    ____________    ____________
Balance January 1, 2003            $3,776,383     $53,328,753     $57,105,136     $1,159,609     $15,984,984         $99,675
   Additions:
      Improvements                        ---        245,840          245,840        143,835             ---             ---
      Depreciation                        ---            ---              ---            ---       1,676,226             ---
   Deductions:
      Fully amortized costs               ---         309,680         309,680        262,996         572,676             ---
                                   __________    ____________    ____________    ___________    ____________    ____________
Balance December 31, 2003           3,776,383      53,264,913      57,041,296      1,040,448      17,088,534          99,675
   Additions:
      Improvements                        ---         346,021         346,021         90,946             ---             ---
      Depreciation                        ---            ---              ---            ---       1,592,786             ---
   Deductions:
      Property sold                   101,860       1,965,316       2,067,176         79,831       1,681,596
      Fully amortized costs               ---         169,607         169,607         65,611         235,218             ---
                                   __________    ____________    ____________    ___________    ____________    ____________
Balance December 31, 2004           3,674,523      51,476,011      55,150,534        985,952      16,764,506          99,675
   Additions:
      Improvements                        ---         582,839         582,839        112,577             ---             ---
      Depreciation                        ---             ---             ---            ---       1,353,271             ---
   Deductions:
      Property sold                   534,494       6,953,929       7,488,423        235,388       1,861,117
      Fully amortized costs               ---         239,230         239,230         90,866         330,097             ---
                                   __________    ____________    ____________    ___________    ____________    ____________
Balance December 31, 2005          $3,140,029     $44,865,691     $48,005,720       $772,275     $15,926,563         $99,675
                                   __________    ____________    ____________    ___________    ____________    ____________
                                   __________    ____________    ____________    ___________    ____________    ____________




EXHIBIT 10.3


                       TRUSTEE'S OPTION TO PURCHASE SHARES

CENTURY REALTY TRUST, an Indiana business trust, hereby grants to Michael
W. Malafronte of 200 E. 66th St., Apt. C1602, New York, New York 10021 (hereinafter "the grantee"), the option to purchase shares of beneficial interest (hereinafter "the shares") in Century Realty Trust (hereinafter "the grantor") on the following terms and conditions:

     1. Shares Subject To Option. This option shall apply to 5,000 shares of treasury stock, to the extent there are a sufficient number of treasury shares to fund this option.

     2. Authorization and Consideration. This option is granted pursuant to a resolution of the Board of Trustees of grantor which was adopted on May 4, 2005. No monetary consideration has been paid by grantee for this option. Grantee is as of the date hereof a duly elected, qualifying and acting trustee of grantor.

     3. Purchase Price For Shares. The purchase price for any shares purchased pursuant to this option shall be $18.95 per share, that being by stipulation and agreement of the parties hereto the fair market value of the shares as of the option date.

     4. Duration Of Option. This option shall be effective on and after May 4, 2005, which date is herein called the "grant date". This option shall expire three years from the grant date, on May 3, 2008, said date of expiration being herein called the "expiry date". The duration of this option shall not be affected by the death of grantee, nor by the termination of grantee's status as a trustee of grantor.

     5. Manner of Exercise. Grantee may exercise this option, with or without notice to grantor, at 320 N. Meridian Street, Suite 823, Indianapolis, Indiana, 46204, (or at such other address as grantor may from time to time designate) at any time selected by grantee on or after the grant date and prior to the expiry date. Said notice shall indicate the number of shares grantee wishes to purchase, and be accompanied by payment to grantor for the shares being purchased.

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

     9. Status of Expiry Date. After the expiry date, as noted above, all shares not purchased shall no longer be subject to this option.

    10. Successors and Assigns. This option shall be binding on the grantor and its successors and its assigns.

    11. Assignability Of Option. This option shall be fully assignable by grantee, at any time after the grant date, but partial assignments shall not be made. This option shall inure to the benefit of grantee's heirs, successors and assigns.

    IN WITNESS WHEREOF, the Grantor has executed this option to purchase shares as of the 4th day of May 2005.

CENTURY REALTY TRUST

By:   /S/ John I. Bradshaw, Jr.
      _________________________
      President


                                             /S/ John W. Adams
                                             _________________________
                                             Secretary

"GRANTOR"


EXHIBIT 10.4


                       TRUSTEE'S OPTION TO PURCHASE SHARES

CENTURY REALTY TRUST, an Indiana business trust, hereby grants to Neil
C. McKinnon of 665 Third Street, Ste. 450, San Francisco, California 94107 (hereinafter "the grantee"), the option to purchase shares of beneficial interest (hereinafter "the shares") in Century Realty Trust (hereinafter "the grantor") on the following terms and conditions:

     1. Shares Subject To Option. This option shall apply to 5,000 shares of treasury stock, to the extent there are a sufficient number of treasury shares to fund this option.

     2. Authorization and Consideration. This option is granted pursuant to a resolution of the Board of Trustees of grantor which was adopted on May 4, 2005. No monetary consideration has been paid by grantee for this option. Grantee is as of the date hereof a duly elected, qualifying and acting trustee of grantor.

     3. Purchase Price For Shares. The purchase price for any shares purchased pursuant to this option shall be $18.95 per share, that being by stipulation and agreement of the parties hereto the fair market value of the shares as of the option date.

     4. Duration Of Option. This option shall be effective on and after May 4, 2005, which date is herein called the "grant date". This option shall expire three years from the grant date, on May 3, 2008, said date of expiration being herein called the "expiry date". The duration of this option shall not be affected by the death of grantee, nor by the termination of grantee's status as a trustee of grantor.

     5. Manner of Exercise. Grantee may exercise this option, with or without notice to grantor, at 320 N. Meridian Street, Suite 823, Indianapolis, Indiana, 46204, (or at such other address as grantor may from time to time designate) at any time selected by grantee on or after the grant date and prior to the expiry date. Said notice shall indicate the number of shares grantee wishes to purchase and be accompanied by payment to grantor for the shares being purchased.

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

     9. Status of Expiry Date. After the expiry date, as noted above, all shares not purchased shall no longer be subject to this option.

    10. Successors and Assigns. This option shall be binding on the grantor and its successors and its assigns.

    11. Assignability Of Option. This option shall be fully assignable by grantee, at any time after the grant date, but partial assignments shall not be made. This option shall inure to the benefit of grantee's heirs, successors and assigns.

    IN WITNESS WHEREOF, the Grantor has executed this option to purchase shares as of the 4th day of May 2005.

CENTURY REALTY TRUST

By:   /S/ John I. Bradshaw, Jr.
      _________________________
      President


                                             /S/ John W. Adams
                                             _________________________
                                             Secretary

"GRANTOR"