Form 10-Q
period 2006-03-31
CENTURY REALTY TRUST
filed 2006-05-15
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                    FORM 10Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006               Commission File Number 0-7716



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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer___  Accelerated filer___
Non-accelerated filer_X_

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes___  No_X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Shares of Beneficial Interest, no par value                     1,806,324



Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                       March         December
                                                     31, 2006        31, 2005
                                                    ___________    ___________
                                                     Unaudited     See Note 1
Assets
Real estate investments:
  Land                                               $3,026,550    $3,026,550
  Buildings                                          44,869,339    44,811,666
  Equipment                                             792,191       772,275
  Allowances for depreciation                       (16,225,083)  (15,885,283)
                                                    ___________    ___________
                                                     32,462,997    32,725,208

Real estate held for sale, net of
 allowances for depreciation of $41,280                 126,225       126,225
Cash and cash equivalents                             3,165,951     2,790,787
Restricted cash                                       1,733,997     1,580,045
Funds held in escrow for possible
 completion of 1031 exchange                                  -     3,234,065
Accounts and accrued income receivable                  365,730       525,365
Unamortized management contracts                        108,392       124,651
Unamortized mortgage costs                              230,687       239,644
Undeveloped land                                         99,675        99,675
Other assets                                            131,005       173,882
Real estate held for sale, other assets                   3,000           -
                                                    ___________    ___________
Total Assets                                        $38,427,659    $41,619,547
                                                    ___________    ___________
                                                    ___________    ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                            $24,323,306      7,805,711
  Accounts payable and accrued liabilities              451,506        639,845
  Accrued Interest                                      137,540        161,574
  Accrued property taxes                              1,567,253      1,254,768
  Tenants' security deposits and unearned income        518,829        516,695
  Real estate held for sale, other liabilities            6,775         14,540
                                                    ___________    ___________
Total Liabilities                                    27,005,209     30,393,133

Minority interest in operating partnerships             284,101        264,112

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,806,835 shares (1,806,349 shares
    at December 31, 2005), including 3,507
    shares in treasury                                9,644,314      9,648,572
  Overdistributed income other
   than from gain on the sale of real estate         (1,775,166)    (1,955,471)
  Undistributed net realized gain from the
   sale of real estate                                3,305,426      3,305,426
  Cost of treasury shares                               (36,225)       (36,225)
                                                    ___________    ___________
Total Shareholders' Equity                           11,138,349     10,962,302
                                                    ___________    ___________
Total Liabilities and Shareholders' Equity          $38,427,659    $41,619,547
                                                    ___________    ___________
                                                    ___________    ___________
See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Operations
Unaudited
                                                          Three Months
                                                         Ended March 31
                                                       2006           2005
                                                    __________    __________
Income:
Real estate operations:
  Rental income                                     $2,660,784    $2,601,492
  Other income                                          64,932        50,653
                                                    __________    __________
                                                     2,725,716     2,652,145
  Less:
    Real estate operating expenses                   1,185,468     1,201,682
    Depreciation                                       356,870       353,999
    Real estate taxes                                  223,599       314,298
                                                    __________    __________
                                                     1,765,937     1,869,979
                                                    __________    __________
                                                       959,779       782,166
Interest income                                         38,333        10,570
                                                    __________    __________
                                                       998,112       792,736
Expenses:
Interest                                               502,576       505,778
General and administrative                             316,547       177,169
                                                    __________    __________
                                                       819,123       682,947
                                                    __________    __________
Income before minority interest
 and discontinued operations                           178,989       109,789

Minority interest in operating
 partnerships                                          (15,733)         (579)
                                                    __________    __________
Income before discontinued operations                  163,256       109,210

Income from discontinued operations                     17,049        67,264
                                                    __________    __________
Net income                                            $180,305       176,474
                                                    __________    __________
                                                    __________    __________
Earnings per share -
 basic and diluted:
  Income before
   discontinued operations                               $0.09         $0.06
  Income from
   discontinued operations                               $0.01         $0.04
                                                    __________    __________
  Net income                                             $0.10         $0.10
                                                    __________    __________
                                                    __________    __________
See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited
                                                            Three Months
                                                           Ended March 31
                                                         2006           2005
                                                     __________     __________
Operating Activities:
Net income                                             $180,305       $176,474
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                        365,826        365,506
   Minority interest                                     15,733            579
   Changes in operating assets
    and liabilities:
     Restricted cash                                   (153,952)      (241,646)
     Accounts and accrued income receivable             156,635         52,364
     Other assets                                        42,065         35,862
     Accounts payable and accrued liabilities           100,713        122,169
     Tenants' security deposits and
      unearned rent                                      (6,232)        31,428
                                                     __________     __________
Net cash provided by operating activities               701,093        542,736

Investing Activities:
Purchase of property and improvements                   (77,589)       (53,881)
Funds withdrawn from escrow for
 possible 1031 exchange                               3,234,065             -

Net cash provided by (used in)                       __________     __________
  investing activities                                3,156,476        (53,881)

Financing Activities:
Mortgage loan balance paid at maturity               (3,314,140)            -
Principal payments on mortgage notes payable           (168,265)      (189,051)
Exercise of stock option                                     -          32,400
                                                     __________     __________
Net cash used in financing activities                (3,482,405)      (156,651)
                                                     __________     __________
Net increase in cash and cash equivalents               375,164        332,204
Balance at beginning of period                        2,790,787      3,037,234
                                                     __________     __________
Balance at end of period                             $3,165,951     $3,369,438
                                                     __________     __________
                                                     __________     __________

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
March 31, 2006
Unaudited

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

     The balance sheet at December 31, 2005, was derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2005.

NOTE 2 - INTEREST IN OPERATING PARTNERSHIPS

     The Trust, through its wholly-owned subsidiary, CR Management, Inc., is the general partner in five limited partnerships each of which owns, as its principal asset, a single apartment property. CR Management, Inc., owns 2,972 partnership units. Effective January 1, 2000, the Trust granted to each of the beneficial owners of the remaining 286,908 partnership units the right to exchange their units for an equal number of shares of the Trust. Exchanges are exercised effective on the first day of each calendar quarter. At December 31, 2005, the Trust owned, in the aggregate 252,821, or 88.1%, of the limited partnership interests.

     During the three months ended March 31, 2006, the Trust issued 486 shares of beneficial interest in exchange for partnership units. Including the exchanges exercised in 2006, the Trust, as of March 31, 2006, owned 253,307, or 88.3%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.

NOTE 3 - MORTGAGE NOTES PAYABLE

     Twelve of the 17 properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $190,400 including interest at rates ranging from 4.95% to 8.5% per annum, and which mature from May 15, 2006, to July 31, 2037. Scheduled payments during the three month period ended March 31, 2006, decreased mortgage loan balances, in the aggregate, by $168,265.

     On March 31, 2006, the Trust paid $3,314,140 to repay, in full, the mortgage loan balance on the Charter Oaks apartments that was scheduled to mature on April 1, 2006. Substantially all of the cash used to retire the Charter Oaks mortgage was derived from the sale of the Fox Run apartments in 2005. The Fox Run sale proceeds had been held in escrow by a qualified intermediary for the possible acquisition of replacement property to complete a 1031 exchange. The Trust abandoned its efforts to acquire replacement property when it entered into a definitive asset purchase agreement on March 13, 2006, to sell substantially all of its assets (see Note 8).

NOTE 4 - REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     In December 2004 the Trust entered into contracts with separate unrelated parties to sell the Fox Run apartments, a 256-unit apartment community in Indianapolis, and a restaurant property formerly operated as the Forturne House at 9106 Wesleyan Road in Indianapolis. The Fortune House restaurant property was sold in July 2005 and the Fox Run apartments were sold in December, 2005. In 2005, the Trust agreed to sell its Florida restaurant property to the lessee/operator for $800,000, however, the prospective purchaser did not complete the purchase within the allotted time frame. In February 2006, the Trust was notified by the State of Florida that the state intended to acquire the property under an eminent domain action. Following that notification, the lessee/operator renewed his efforts to acquire the property under the 2005 agreement, and completed the purchase on May 1, 2006.

     In accordance with provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Florida restaurant property with its sale pending, is classified in the balance sheets as Real Estate Held for Sale. The results of operations with respect to that property and the two properties that were sold in 2005 have been separately classified for the periods presented as discontinued operations.

     Following is a summary of the income from discontinued operations for the three month periods ended March 31, 2006 and 2005:

                                                        2006          2005
                                                        ____          ____
     Rental income                                    $17,049      $372,244
     Other income                                           -        10,163
                                                     ________      ________
                                                       17,049       382,407

     Rental operating expenses                              -       207,398
     Depreciation                                           -         1,474
     Real estate taxes                                      -        59,673
     Interest                                               -        46,598
                                                     ________      ________
                                                            -       315,143
                                                     ________      ________
     Income from
       discontinued operations                       $ 17,049      $ 67,264



NOTE 5 - STOCK OPTIONS

     In May 2005, the Board of Trustees granted each of two newly elected Trustees options to purchase 5,000 shares of beneficial interest exercisable on or before May 3, 2008, at $18.95 per share, the fair market value at the date of grant. As of March 31, 2006, none of the options had been exercised. The Trust adopted SFAS No. 123(R), Accounting for Stock-Based Compensation, effective January 1, 2006 using the modified
prospective method.   The adoption of SFAS No. 123(R) had no
impact on the results of operations as all options outstanding at December 31, 2005, were 100% vested.

NOTE 6 - EARNINGS PER SHARE

     A reconciliation of the numerator and denominator of the
earnings per share computation for the three months ended March
31, 2006 and 2005 is as follows:
                                                       2006          2005
                                                       ____          ____
     Numerator (net  income):
       Numerator for basic and diluted
       earnings per share                            $180,305      $176,474
                                                    _________     _________
                                                    _________     _________

     Denominator:
       Denominator for basic earnings
       per share - weighted average
       shares                                       1,803,328     1,797,979
     Effect of dilutive securities:
       Stock options                                      161           361
                                                    _________     _________
     Denominator for diluted earnings
       per share - adjusted weighted average
       shares and assumed conversions               1,803,489     1,798,340
                                                    _________     _________
                                                    _________     _________

     Basic earnings per share                           $0.10         $0.10
                                                    _________     _________
                                                    _________     _________

     Diluted earnings per share                         $0.10         $0.10
                                                    _________     _________
                                                    _________     _________


NOTE 7 - FEDERAL INCOME TAXES

     The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. However, see Note 8. Realized gains on the sale of investments are distributed to shareholders if and when recognized for income tax purposes.

     The Trust initially intended to use the proceeds from the sale of the Fox Run apartments in December 2005 to acquire replacement property in accordance with provisions of Internal Revenue Code Section 1031. Consistent with that intent, sale proceeds of approximately $3,234,000, including approximately $1,549,000 of deferred gain for tax purposes, were held in escrow by a qualifed intermediary. That intent was abandoned when the Trust, in March 2006, entered into a definitive asset purchase agreement with Buckingham Properties, Inc. under which Buckingham agreed to purchase substantially all of the Trust's assets. The Trust withdrew the sale proceeds from escrow and thereby recognized, for tax purposes, the gain realized on the sale of Fox Run. The Board of Trustees intends to distribute that recognized gain in 2006.

     Assuming compliance with other requirements of the Code, income, including recognized capital gain, that is distributed to shareholders will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the consolidated financial statements.

NOTE 8 - PROPOSED SALE OF ALL APARTMENTS AND COMMERCIAL REAL ESTATE

     On March 17, 2006, the Trust and its subsidiaries entered into a definitive asset purchase agreement to sell substantially all of its assets to Buckingham Properties, Inc. The purchase price will be $60 million, consisting of approximately $48.45 million of cash and assumed debt of approximately $11.55 million. The Trust will use a portion of the cash proceeds to retire the remaining mortgage debt, estimated to be approximately $12.1 million if the close of the transaction occurs in late June 2006. An affiliate of Buckingham Properties, Inc., has, since 2003, managed all of the Trust's apartment properties.

     The sale is conditioned upon satisfactory completion of due diligence, finalization of mutually acceptable definitive documentation, financing, certain regulatory approvals, buyer obtaining financing and approval by the holders of a majority of the Trust's outstanding shares. Accordingly, there can be no assurance the proposed sale will be completed, or completed on the same terms and conditions as set forth in the asset purchase agreement. Management expects that, if all of the conditions mentioned above are met, the sale, could be completed in the third calendar quarter of 2006.

     Subject to shareholder approval of the sale, the Board of Trustees intends to seek approval by holders of a majority of the outstanding shares to, upon completion of the sale, proceed to liquidate the Trust and distribute the proceeds to its shareholders.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

     Contained in this discussion and elsewhere in this quarterly report are forward-looking statements which management believes to be reasonable and informative. Such statements are based on assumptions which may not prove to be correct for reasons management cannot predict. Consequently, the inclusion of forward-looking statements should not be considered as representations by the Trust or its management that expected results will be achieved or that stated objectives will be attained. Several risk factors that might cause such a difference are identified in Part II of this report.

     At March 31, 2006 and 2005, and throughout the quarters then ended, the Trust owned or controlled, as continuing operations, thirteen apartment communities containing 1,704 apartment units and three multi-tenant commercial properties containing 89,000 rentable square feet. A detailed listing of the investment properties is contained in the Trust's 2005 annual report on Form 10-K, Item 2. Comparative information related to income and expenses contained in this discussion applies to continuing operations, unless otherwise indicated.

     Five apartment properties containing 586 units are owned by five separate partnerships that are controlled by the Trust through a wholly-owned subsidiary. Holders of operating partnership units have the option to exchange them, one for one, for shares of beneficial interest in the Trust at any time until November 2007. As of March 31, 2006 and 2005, holders of
88.3% and 86.5%, respectively of the outstanding units, had exercised their exchange options. (See Note 2 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on operating results per share during the next year.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Average apartment occupancy rates in recent months has gradually increased, and rental discounts offered to new tenants at certain locations have gradually decreased. Consequently, management anticipates a gradual increase in income from apartment operations through the second quarter of 2006. A property tax assessment appeal pending for the Charter Oaks apartments, if settled favorably, could have a positive impact on earnings during the balance of 2006.

REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     In July 2005, the Trust sold a restaurant property in Indianapolis, previously operated as the Fortune House, and in December 2005, sold the 256-unit Fox Run apartments. In May, 2006 the Trust sold a Miami Subs restaurant property located near Orlando, Florida.

     In September 2005, the Trust entered into a definitive agreement to sell its restaurant property located near Orlando, Florida to the lessee/operator for $800,000 with closing to occur before January 31, 2006. The prospective purchaser did not complete the purchase within the allotted time frame. In February 2006, the Trust was notified by the State of Florida that the state intended to acquire the property under an eminent domain action. Following that notification, the lessee/operator renewed his efforts to purchase the property under the 2005 agreement. The Trust considered its position in the context of its strategic plans and, in April, decided to sell the property under the prior agreement. The sale was completed on May 1, 2006. In view of the sale, the property was designated as Held for Sale on the March 31, 2006 and 2005 balance sheets, and its operating results for the quarters then ended are reported as Discontinued Operations.

     In accordance with the provisions of FASB Statement No. 144, the net investment in the Miami Subs property is presented in the consolidated balance sheets at March 31, 2006, and December 31, 2005, as real estate held for sale. The results of operations for the Fox Run apartments and the Fortune House restaurant property in the first quarter of 2005 and the Miami Subs restaurant property currently held for sale for the quarters ended March 31, 2006 and 2005, are summarized and shown in the consolidated statements of operations as income from discontinued operations. The three sale transactions are described in Note 4 to the consolidated financial statements.

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

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $71,516, and $74,612 in the quarters ended March 31, 2006 and 2005, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the expense for replacements is not materially greater than would be the charges for depreciation had the carpets been capitalized when purchased.

     Impairment of Long-Lived Assets. When an event or change in circumstance indicates that future undiscounted cash flows from operations and from the ultimate disposition of the property would be insufficient to recover the carrying value of a long-lived asset, the asset value is reduced to fair market value, and an impairment loss is recognized. No impairment losses were recognized in the quarters ended March 31, 2006 or 2005.

RESULTS OF OPERATIONS

     For the quarter ended March 31, 2006, the Trust reported an increase of 2.8% in rental and other operating income from continuing real estate operations from the comparable period of 2005. Rental income from apartment operations increased by 2.1% from the first quarter of the prior year as a result of higher occupancy rates and 1.6% higher average rental rates. Economic apartment occupancy for the first quarter of 2006 was 91.6%, up from 91.1% during the prior year quarter. The increasing trend in occupancy rates that commenced in the fourth quarter of 2003 is due primarily to intensive marketing efforts and the use of rental incentives and discounts. Rental incentives and discounts are being phased out as occupancy increases.

     Rental properties other than apartments accounted for 5.9% of income from rental operations in the first quarter of 2006.
Income from non-apartment properties increased $21,200, or 15.2%, due to higher occupancy rates and higher rental rates.

     Operating expenses of continuing operations, excluding interest and depreciation, for all of the apartment properties amounted to 51.6% of gross possible income for the first quarter of 2006, down from 52.9% for the prior year period, and amounted to a decrease of $11,700, or .8%, in total operating expenses. Most operating and maintenance expenses decreased led by hazard insurance premiums, which decreased by $11,500. Property taxes decreased by $90,700, including a refund of $82,600 for overpayments in 2003, 2004 and 2005, and $8,600 due to reductions in assessed values at some locations. Management filed appeals for review at most locations following the statewide reassessment of real estate for taxes payable in 2003 and subsequent years. An appeal is pending on one of the Trust's properties, the Charter Oaks apartments, and management believes it is likely that some reduction will be realized later in 2006, retroactive to taxes paid in 2003 and subsequent years.

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

     Interest expense, nearly all of which is applicable to thirteen mortgage loans outstanding during the quarters ended March 31, 2006 and 2005, decreased by $3,200 because of the reduction in mortgage loan balances that resulted from scheduled monthly debt service.

     Three loans contain provisions to re-set rates, based on lender-determined benchmarks, at intervals of two years or less. Two of the loans, with unpaid balances that totaled $1.2 million at March 31, 2006, provide for interest rates to be reset in February each year. The current interest rates applicable to those loans is 7.75%, up from 6% that was in effect for one year from February 1, 2005. The third adjustable rate loan, with a current interest rate of 6.83%, had an unpaid balance at March 31, 2006 of $613,900. The next interest rate reset date for that loan is October 1, 2006.

     General and administrative expenses amounted to 11.6% of income from continuing real estate operations in the first quarter of 2006, compared with 6.7% in the comparable quarter of 2005.
Officer and employee compensation costs, including payroll taxes and benefits that are included in administrative expenses, amounted to $76,500 and $72,800 in the quarters ended March 31, 2006 and 2005, respectively. Most of the increase in general and administrative expenses is attributable to fees paid to special counsel retained by the Board of Trustees to assist in the proposed sale of the Trust's assets and prepare for the termination and liquidation of the Trust.

     The changes in income and expenses attributable to discontinued operations are described in Note 4 to the consolidated financial statements. During the three months ended March 31, 2006 and 2005, the Trust realized operating results from the three properties so designated as follows:

                                                           2006        2005
                                                           ____        ____
  Miami Subs restaurant (sold May, 2006)                 $17,049     $11,075
  Fox Run apartments (sold December, 2005)                     -      62,226
  Fortune House restaurant (sold July, 2005)                   -      (6,037)
                                                         _______     _______
       Total income                                      $17,049     $67,264

     Income for the Miami Subs restaurant represents the continuation of net lease amounts of $5,683 per month for the three months ended March 31, 2006. The lease agreement provides that the lessee is responsible for all maintenance, insurance and property tax expenses.

     During the three months ended March 31, 2005, Fox Run had economic occupancy of 82.7% and operating expenses of 58.3% of gross possible income. Once a property is classified as held for sale, depreciation is discontinued.

     A 25-year lease of the Fortune House restaurant property that began in 1979 expired in November 2004. The lessee elected not to renew the lease, and vacated the property. In addition to the loss of revenue from the property, the Trust incurred expenses for utilities, grounds maintenance and real estate taxes that were formerly absorbed by the lessee.

LIQUIDITY AND SOURCES OF CAPITAL

     At March 31, 2006, the Trust and its controlled partnerships held cash and cash equivalents of approximately
$2,417,000 in its own accounts and $749,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements.

     In March 2006, the Trust and its subsidiaries entered into an agreement to sell its real estate and associated personal property, except for its restaurant property in Florida, to Buckingham Properties, Inc. for $60 million consisting of approximately $48.45 million of cash and assumed debt of approximately $11.55 million. Buckingham Management, LLC, an affiliate of the purchaser, has managed the Trust's residential properties since 2003. The Trust will use a portion of the cash proceeds to retire the remaining mortgage debt. Management expects the sale, which is subject to approval by shareholders holding a majority of the Trust's outstanding shares, to be completed in late July or August 2006.

     On March 17, 2006, the Trust entered into a definitive Asset Purchase Agreement to sell substantially all of its assets to Buckingham Properties, Inc. (See Note 8 to the financial statements contained elsewhere in this report). Both the intent to reinvest the Fox Run sale proceeds and the plan to re-finance the mortgage loan on the Charter Oaks apartments were incompatible with the proposed sale transaction. Management altered its plans and used the Fox Run sale proceeds to pay off the Charter Oaks mortgage loan at maturity. The decision not to reinvest the Fox Run sale proceeds caused the recognition, for tax purposes, of approximately $1.5 million of previously deferred gain and will lead to its distribution to shareholders on or before September 15, 2006. Management believes that the Trust will have sufficient unrestricted cash to make that distribution. If for some reason the assets of the Trust are not sold pursuant to the agreement with Buckingham Properties, Inc., the Trust intends to continue to operate as a real estate investment trust while the Board of Trustees re-evaluates its strategic options.

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

     A mortgage loan on the Regency Royale apartments is scheduled to mature on October 6, 2006, with a balance due at maturity of approximately $1,583,000. If the asset sale to Buckingham Properties, Inc., occurs, that loan will be paid off with proceeds from the sale. If the asset sale does not occur, the balance due at maturity will be refinanced.

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

IMPACT OF INFLATION

      Inflation, except for increases in real estate taxes, commencing with amounts payable in 2003, that resulted from the Indiana state-wide reassessment of real estate, has not had a significant impact on the Trust during the quarters ended March 31, 2006 and 2005.



                            CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of March 31, 2006, adequate and effective disclosure control.

     Changes in internal controls. During the quarter ended March 31, 2006, there were no changes in the Trust's processes, systems and personnel that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


                          PART II - OTHER INFORMATION

   Item 1A.  There were no notable changes in risk factors
during the three months ended March 31, 2006, except that a risk factor previously identified as "Uncertainties Regarding Sale of
Florida Restaurant Property" is no longer applicable.  The
Florida restaurant was sold May 1, 2006.
						    					   Item 6.  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certifications:
        31.1 - Certification by Principal Executive Officer
        31.2 - Certification by Principal financial and accounting officer
     Sec. 906, Sarbanes-Oxley Act, Certifications:
        32.1 - Certification by Chief Executive Officer
        32.2 - Certification by Chief financial and accounting officer


                          MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust and subsidiaries at March 31, 2006, and December 31, 2005, and the results of their operations and their cash flow for the three months ended March 31, 2006, and March 31, 2005, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2005 annual report.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CENTURY REALTY TRUST


Date: May 12, 2006                     By /S/John I. Bradshaw, Jr.
                                          President and Treasurer


Date: May 12, 2006                      By /S/David F. White
                                          Controller