Form 10-K/A
period 2004-12-31
CENTURY REALTY TRUST
filed 2006-06-09
CIK 18914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

CENTURY REALTY TRUST

(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	0-7716 (Commission File Number)	35-1284316 (I.R.S. Employer Identification No.)

823 Chamber of Commerce Building, Indianapolis, Indiana (Address of Principal Executive Offices)		46204 (Zip Code)

(317) 632-5467

(Registrant's telephone number, including area code)

N/A

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Shares of Beneficial Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes__ No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes __ No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-23 of the Exchange Act.

Large Accelerated Filer  __

Accelerated Filer __

Non-Accelerated Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  X

The aggregate market of the voting stock held by nonaffiliates of the Registrant of was $16,704,112 based upon the closing market price on March 21, 2005.

Shares of Beneficial Interest, no par value--1,798,112 shares outstanding as of the latest practicable date.

Documents incorporated by reference:  Portions of the proxy statement for the annual meeting of shareholders held May 4, 2005 are incorporated by reference into Part III of this report as specified therein.

Explanatory Note:

We are amending our Form 10-K for the year ended December 31, 2004 to revise the officer certifications set forth in Exhibits 31.1 and 31.2 to reflect the language exactly as set forth in Item 601(b)(31) of Regulations S-K.

ITEM 15. EXHIBITS

Rule 13a-14(a)/15d-14(a) Certifications:

31.1 - Certification by Principal Executive Officer

31.2 - Certification by Principal Financial and Accounting Officer

______________________________________________________________________________

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY REALTY TRUST

Date:  June 7, 2006

By:    /s/John I. Bradshaw, Jr.

        Name:  John I. Bradshaw, Jr.

        Title:  President and Trustee