Form 10-Q/A
period 2005-03-31
CENTURY REALTY TRUST
filed 2006-06-12
CIK 18914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-23 of the Exchange Act.

Large Accelerated Filer  __

Accelerated Filer __

Non-Accelerated Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  X

Shares of Beneficial Interest, no par value--1,799,464 shares outstanding as of latest practicable date.

Explanatory Note:

We are amending our Form 10-Q for the quarter ended March 31, 2005 to revise the officer certifications set forth in Exhibits 31.1 and 31.2 to reflect the language exactly as set forth in Item 601(b)(31) of Regulations S-K.

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