Form 10-Q/A
period 2005-09-30
CENTURY REALTY TRUST
filed 2006-06-12
CIK 18914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2005

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

Shares of Beneficial Interest, no par value--1,802,842 shares outstanding as of latest practicable date.

Explanatory Note:

We are amending our Form 10-Q for the quarter ended September 30, 2005 to revise the officer certifications set forth in Exhibits 31.1 and 31.2 to reflect the language exactly as set forth in Item 601(b)(31) of Regulations S-K.

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