Form 10-K/A
period 2005-12-31
CENTURY REALTY TRUST
filed 2006-06-12
CIK 18914

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

Large Accelerated Filer  __

Accelerated Filer __

Non-Accelerated Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $23,409,638.

Shares of Beneficial Interest, no par value--1,803,328 shares outstanding as of March 13, 2006.

Explanatory Note:

We are amending our Form 10-K for the year ended December 31, 2005 to revise the officer certifications set forth in Exhibits 31.1 and 31.2 to reflect the language exactly as set forth in Item 601(b)(31) of Regulations S-K.

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