Form 10-Q
period 2006-06-30
CENTURY REALTY TRUST
filed 2006-08-14
CIK 18914

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006                   Commission File Number 0-7716



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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___  Accelerated filer ___
Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). YES     NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Shares of Beneficial Interest, no par value                  1,806,324 shares



Part 1. Financial Information

Century Realty Trust and Subsidiaries
Consolidated Balance Sheets
                                                     June            December
                                                   30, 2006          31, 2005
                                                 ___________       ___________
                                                  Unaudited         See Note 1
Assets
Real estate investments:
  Land                                             $3,026,550       $3,026,550
  Buildings                                        44,940,222       44,811,666
  Equipment                                           830,734          772,275
  Allowances for depreciation                     (16,564,884)     (15,885,283)
                                                  ___________      ___________
                                                   32,232,622       32,725,208

Real estate held for sale, net of
 allowances for depreciation of $41,280                -               126,225
Cash and cash equivalents                           3,960,386        2,790,787
Restricted cash                                     1,057,550        1,580,045
Funds held in escrow for possible
 completion of 1031 exchange                           -             3,234,065
Accounts and accrued income receivable                442,805          525,365
Unamortized management contracts                       92,133          124,651
Unamortized mortgage costs                            222,369          239,644
Undeveloped land                                       99,675           99,675
Other assets                                           62,628          173,882
                                                  ___________      ___________
Total Assets                                      $38,170,168      $41,619,547
                                                  ___________      ___________
                                                  ___________      ___________
Liabilities and shareholders' equity
Liabilities:
  Mortgage notes payable                          $23,630,306      $27,805,711
  Accounts payable and accrued liabilities            415,212          639,845
  Accrued Interest                                    132,955          161,574
  Accrued property taxes                            1,237,759        1,254,768
  Tenants' security deposits and unearned income      543,825          516,695
  Real estate held for sale, other liabilities         -                14,540
                                                  ___________      ___________
Total Liabilities                                  25,960,057       30,393,133

Minority interest in operating partnerships           296,688          264,112

Shareholders' equity:
  Shares of Beneficial Interest, no par
    value - authorized 5,000,000 shares,
    issued 1,809,831 shares (1,806,349 shares
    at December 31, 2005), including 3,507
    shares in treasury                              9,638,230        9,648,572
  Overdistributed income other
   than from gain on the sale of real estate       (1,644,123)      (1,955,471)
  Undistributed net realized gain from the
   sale of real estate                              3,955,541        3,305,426
  Cost of treasury shares                             (36,225)         (36,225)
                                                  ___________      ___________
Total Shareholders' Equity                         11,913,423       10,962,302
                                                  ___________      ___________
Total Liabilities and Shareholders' Equity        $38,170,168      $41,619,547
                                                  ___________      ___________
                                                  ___________      ___________
See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Operations
                                     Three Months               Six Months
                                     Ended June 30            Ended June 30
                               _______________________  _______________________
                                  2006         2005        2006         2005
                               ___________ ___________  ___________ ___________
Income:
Real estate operations:
  Rental income                $2,663,794   $2,611,683  $5,324,578  $5,213,175
  Other income                     64,846       53,621     129,778     104,274
                               ___________ ___________  ___________ ___________
                                2,728,640    2,665,304   5,454,356   5,317,449
  Less:
    Operating expenses          1,198,543    1,208,969   2,384,011   2,410,651
    Depreciation                  356,869      354,490     713,739     708,489
    Real estate taxes             184,838      264,702     408,437     579,000
                               ___________ ___________  ___________ ___________
                                1,740,250    1,828,161   3,506,187   3,698,140
                               ___________ ___________  ___________ ___________
                                  988,390      837,143   1,948,169   1,619,309
Interest                           20,497       16,116      58,830      26,686
                               ___________ ___________  ___________ ___________
                                1,008,887      853,259   2,006,999   1,645,995
Expenses:
Interest                          422,647      506,488     925,223   1,012,266
General and administrative        453,758      208,182     770,305     385,351
                               ___________ ___________  ___________ ___________
                                  876,405      714,670   1,695,528   1,397,617
                               ___________ ___________  ___________ ___________
Income before
 minority interest and
 discontinued operations          132,482      138,589     311,471     248,378

Minority interest in
 operating partnerships            (6,501)      (8,700)    (22,234)     (9,279)
                               ___________ ___________  ___________ ___________
Income before
 discontinued operations          125,981      129,889     289,237     239,099

Income from discontinued
 operations, including
 $650,115 gain on sale
 of property in 2006              655,177      101,357     672,226     168,621
                               ___________ ___________  ___________ ___________
Net income                       $781,158     $231,246    $961,463    $407,720
                               ___________ ___________  ___________ ___________
                               ___________ ___________  ___________ ___________
Earnings per share -
 basic and diluted:

  Income before
   discontinued operations          $0.07       $0.07        $0.16       $0.13

  Income from discontinued
   operations                       $0.36       $0.06        $0.37       $0.10

  Net income                        $0.43       $0.13        $0.53       $0.23

See accompanying notes.



Century Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
                                                             Six Months
                                                            Ended June 30
                                                          2006         2005
                                                      ___________  ___________
Operating Activities
Net income                                              $961,463     $407,720
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Depreciation and amortization                         731,014      733,718
   Gain on sale of restaurant property                  (650,115)          -
   Minority interest                                      22,234        9,279
   Changes in operating assets
    and liabilities:
     Restricted cash                                     522,495      (29,723)
     Accounts and accrued income receivable               82,560       79,706
     Other assets                                        109,634      108,320
     Accounts payable and accrued liabilities           (276,435)    (172,956)
     Tenants' security deposits and
      unearned income                                     18,764       51,264
                                                      ___________  ___________
Net cash provided by operating activities              1,521,614    1,187,328

Investing Activities:
Proceeds from sale of restaurant property, net           776,340           -
Funds withdrawn from escrow                            3,234,065           -
Purchase of property and improvements                   (187,015)    (156,853)
                                                      ___________  ___________
Net cash provided by (used in) investing activities    3,823,390     (156,853)

Financing Activities:
Mortgage loan balances repaid at maturity             (3,859,027)          -
Principal payments on mortgage notes payable            (316,378)    (383,804)
Exercise of stock option                                      -        32,400
                                                      ___________  ___________
Net cash used in financing activities                 (4,175,405)    (351,404)
                                                      ___________  ___________

Net increase in cash and cash equivalents              1,169,599      679,071
Balance at beginning of period                         2,790,787    3,037,234
                                                      ___________  ___________
Balance at end of period                              $3,960,386   $3,716,305
                                                      ___________  ___________
                                                      ___________  ___________
See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CENTURY REALTY TRUST
June 30, 2006
Unaudited

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

     The balance sheet at December 31, 2005, except for the presentation of real estate subsequently designated as Held for Sale, was derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 2005.

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

     During the six months ended June 30, 2006, the Trust issued 3,482 shares of beneficial interest in exchange for partnership units. Including the exchanges exercised in 2006, the Trust, as of June 30, 2006, owned 256,303, or 89.3%, of the 286,908 limited partnership units. The equity interest that the Trust does not own is described in the consolidated financial statements as the minority interest in operating partnerships.

NOTE 3 - MORTGAGE NOTES PAYABLE

     Eleven of the 17 properties owned by the Trust are encumbered by mortgage loans that are payable in monthly installments totaling approximately $183,900 including interest at rates ranging from 4.95% to 8.5% per annum, and which mature from October 6, 2006, to July 31, 2037. Scheduled payments during the six month and three month periods ended June 30, 2006 decreased mortgage loan balances, in the aggregate, by $316,378 and $148,113, respectively.

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

     At its maturity on May 15, 2006, the Trust paid $544,887 to repay, in full, the mortgage loan balance on its Carmel
Industrial property. Unrestricted cash on hand was used to repay the balance due.

NOTE 4 - STOCK OPTIONS

     In May 2005, the Trust granted to each of two newly elected Trustees the option to purchase 5,000 shares of beneficial interest exercisable on or before May 3, 2008, at a price of $18.95 per share, the fair market value at the date of grant. As of June 30, 2006, none of the options had been exercised. The Trust adopted SFAS No. 123(R), Accounting for Stock-Based Compensation, effective January 1, 2006, using the modified prospective method. The adoption of SFAS No. 123(R) had no impact on its results of operations as all options outstanding at December 31, 2005, were 100% vested.

     In May 2004, the Trust granted to a newly elected Trustee the option to purchase 5,000 shares of beneficial interest exercisable on or before May 4, 2007, at a price of $10.80 per share, the fair market value at the date of the grant. Pursuant to that option, the holder purchased 2,000 shares in December 2004 and 3,000 shares in January 2005.

NOTE 5 - REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     On May 1, 2006, the Trust sold its restaurant property located near Orlando, Florida, to the lessee of the property. At the time of its sale, from which the Trust derived net proceeds of $776,340, the property was operated as a Miami Subs restaurant. The Trust realized a gain of approximately $650,000 from the sale, all of which will be recognized for tax purposes in 2006.

     In July 2005 the Trust sold a restaurant property in Indianapolis that was formerly operated as the Fortune House. In
December 2005 the Trust sold the Fox Run apartments, a 256-unit apartment community in Indianapolis.

     In accordance with provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the property that was sold in 2006 is classified in the balance sheet at December 31, 2005, as Real Estate Held for Sale. The results of operations with respect to that property, and the two properties that were sold in 2005, have been separately classified as discontinued operations for the periods presented.

     Following is a summary of the income from discontinued operations for the three month and six month periods ended
June 30, 2006 and 2005:

                                           Three Months            Six Months
                                           Ended June 30         Ended June 30
                                          _______________       _______________
                                          2006       2005       2006       2005
                                      ________   ________   ________   ________
Rental income                         $  5,992   $336,644   $ 23,041   $708,888
Other income                                 -      8,609          -     18,772
                                      ________   ________   ________   ________
                                         5,992    345,253     23,041    727,660
Less:
   Rental operating expenses               930    198,088        930    405,485
   Depreciation                              -        983          -      2,457
   Real estate taxes                         -    (24,153)         -     35,520
   Interest                                  -     68,978          -    115,576
                                      ________   ________   ________   ________
                                           930    243,896        930    559,039
                                      ________   ________   ________   ________
Income from discontinued operations,
 before gain on sale                     5,062    101,357     22,111    168,621

Gain on sale of restaurant property    650,115          -    650,115          -
                                      ________   ________   ________   ________
Income from discontinued operations   $655,177   $101,357   $672,226   $168,621
                                      ________   ________   ________   ________
                                      ________   ________   ________   ________


NOTE 6 - EARNINGS PER SHARE

     A reconciliation of the numerator and denominator of the earnings per share computation for the three months and six months ended June 30, 2006 and 2005 is as follows:

                                                   Period Ended June 30
                                            Three Months           Six Months
                                          2006       2005       2006       2005
Numerator (net income):
  Numerator for basic and diluted
      earnings per share              $781,158   $231,246   $961,463   $407,720
                                      ________   ________   ________   ________
                                      ________   ________   ________   ________
Denominator:
  Denominator for basic earnings per
   share-weighted average shares     1,806,324  1,799,464  1,804,834  1,798,725
    Effect of dilutive securities:
    Stock options                          242          -        202        181
                                     __________________________________________
                                     __________________________________________
Denominator for diluted earnings
 per share - adjusted weighted
 average shares and assumed
 conversions                         1,806,566  1,799,464  1,805,036  1,798,906
                                     __________________________________________
                                     __________________________________________

Basic earnings per share                 $0.43      $0.13      $0.53      $0.23

Diluted earnings per share               $0.43      $0.13      $0.53      $0.23


NOTE 7 - FEDERAL INCOME TAXES

     The Trust intends to continue as a real estate investment trust as defined in the Internal Revenue Code and to distribute its taxable income. Realized gains on the sale of investments are distributed to shareholders if and when recognized for income tax purposes.

     In July 2006 the Trust declared a special cash distribution of $.86 per share payable September 5, 2006. That amount represents the recognized gain on the sale of the Fox Run apartments in December 2005. The Trust intended to use the proceeds from the sale of the Fox Run apartments to acquire replacement property in accordance with provisions of Internal Revenue Code Section 1031. Consistent with that intent, sale proceeds of approximately $3,234,000, including approximately $1,549,000 of deferred gain for tax purposes, were held in escrow by a qualified intermediary. That intent was abandoned when the Trust, in March 2006, entered into a definitive agreement with Buckingham Properties, Inc., under which Buckingham agreed to purchase substantially all of the Trust's assets. The Trust withdrew the sale proceeds from escrow and thereby recognized, for tax purposes, the gain realized on the sale of Fox Run.

     Assuming compliance with other requirements of the Internal Revenue Code, income, including recognized capital gain, that is distributed to shareholders will not be taxable to the Trust. Accordingly, no provision for federal income taxes is made in the consolidated financial statements.

NOTE 8 - PROPOSED SALE OF ALL APARTMENTS AND COMMERCIAL REAL
          ESTATE

     On March 17, 2006, the Trust and its subsidiaries entered into a definitive asset purchase agreement to sell substantially all of its assets to Buckingham Properties, Inc. The purchase price, as subsequently modified to exclude the Carmel Industrial property, will be $58.1 million, consisting of approximately $46.55 million of cash and assumed debt of approximately $11.55 million. The Trust will use a portion of the cash proceeds to retire the remaining mortgage debt, estimated to be approximately $12 million if the close of the transaction occurs in late September 2006. An affiliate of Buckingham Properties, Inc., has, since 2003, managed all of the Trust's apartment properties.

     The sale is conditioned upon certain regulatory approvals, buyer obtaining financing and approval by the holders of a majority of the Trust's outstanding shares. Accordingly, there can be no assurance the proposed sale will be completed, or completed on the same terms and conditions as set forth in the asset purchase agreement.

     At the annual meeting of shareholders on August 30, 2006, shareholders will have the opportunity to vote on the sale proposal and, if that proposal is approved, will have an opportunity to vote on a proposal to immediately proceed to liquidate the
remaining assets and terminate the Trust.   Management expects
that, if all of the conditions mentioned above are met, the sale could be completed late in the third quarter or early in the fourth quarter of 2006. Fees paid to special counsel and a financial adivsor retained by the Board of Trustees to assist in the proposed sale of the Trust's assets and to prepare for the termination and liquidation of the Trust amounted to approximately $239,700 and $354,900 in the quarter and six months ended June 30, 2006.



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

     At June 30, 2006 and 2005, and throughout the quarters and six month periods then ended, the Trust owned or controlled, as continuing operations, thirteen apartment communities containing 1,704 apartment units and three multi-tenant commercial properties containing 89,000 rentable square feet. A detailed listing of the investment properties is contained in the Trust's 2005 annual report on Form 10-K, Item 2. Comparative information related to income and expenses contained in this discussion applies to continuing operations, unless otherwise indicated.

     Five apartment properties containing 586 units are owned by five separate partnerships that are controlled by the Trust through CR Management, Inc., a wholly-owned subsidiary. Holders of operating partnership units have the option to exchange them, one for one, for shares of beneficial interest in the Trust at any time until November 2007. As of June 30, 2006 and 2005, holders of 89.3% and 86.9%, respectively of the outstanding limited partnership units, had exercised their exchange options (see Note 2 to the financial statements). Management anticipates that the increase in outstanding shares and corresponding decrease in the minority interest will not have a material impact on operating results per share during the next year.

     The apartment communities, which comprise 94% of the Trust's investment property, also account for most of the rental income and expenses reported. Apartment physical and economic occupancy rates in recent months have remained stable, and rental discounts offered to new tenants at certain locations have gradually decreased. Consequently, management anticipates little, if any, increase in rental and other income from apartment operations through the third quarter of 2006.

Real Estate Held for Sale and Discontinued Operations

     In May 2006 the Trust sold its restaurant property located near Orlando, Florida, to the lessee of the property. At the time of its sale, from which the Trust derived net proceeds of approximately $776,000, the property was operated as a Miami Subs restaurant. The Trust realized a gain of approximately $650,000 from that sale.

     In July 2005, the Trust sold a restaurant property in Indianapolis, previously operated as the Fortune House, and in December 2005, sold the 256-unit Fox Run apartments.

     In accordance with provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the property that was sold in 2006 is classified in the balance sheet at December 31, 2005, as Real Estate Held for Sale. The results of operations with respect to that property, and the two properties that were sold in 2005, have been separately classified as discontinued operations for the three and six month periods ended June 30, 2006 and 2005.

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

     Carpet Replacement Policy. From its inception in 1973, the Trust has consistently followed the practice of charging the cost to replace carpets in its apartment units, as incurred, to real estate operating expense. The costs to replace carpets amounted to $65,992 and $62,154 in the quarters, and $137,508 and $123,366 in the six month periods ended June 30, 2006 and 2005, respectively. An acceptable alternative method of accounting would be the capitalization of costs as incurred, followed by charges for depreciation over the estimated useful life of the carpet. Management believes that, due to the relatively short useful life of apartment carpets, the expense for replacements is not materially greater than would be the charges for depreciation had the carpets been capitalized when purchased.

     Impairment of Long-Lived Assets. When an event or change in circumstance indicates that future undiscounted cash flows from operations and from the ultimate disposition of the property would be insufficient to recover the carrying value of a long-lived asset, the asset value is reduced to fair market value, and an impairment loss is recognized. No impairment losses were recognized in the six-month periods ended June 30, 2006 and 2005.

RESULTS OF OPERATIONS

     For the quarter and six months ended June 30, 2006, the Trust reported increases of 2.4% and 2.6%, respectively, in rental and other operating income from continuing real estate operations from the comparable periods of 2005. Rental income from apartment operations for the quarter and six month periods ended June 30, 2006, increased by .6% and 1.4%, respectively, from the comparable periods of the prior year, primarily as a result of higher rental rates.

     Economic apartment occupancy for the second quarter and first half of 2006 was 90.1% and 90.8%, respectively, down from 90.8% and 90.9% during the comparable periods of 2005. While relatively stable during the first half of 2006, the increasing trend in occupancy rates that commenced in the fourth quarter of 2003 is due primarily to intensive marketing efforts and the use of rental incentives and discounts. Rental incentives and discounts at most locations have been phased out as occupancy rates increased.

     Rental properties other than apartments accounted for 5.7% and 5.8% of income from rental operations in the second quarter and first half of 2006, respectively. Occupancy rates for commercial properties, exclusive of net-leased restaurant properties, during the second quarter and first half of 2006 averaged 89.2% and 88.2%, respectively, compared with 86.7% and 83.5% for the comparable periods of 2005.

     Operating expenses of continuing operations, excluding interest and depreciation, for all of the apartment properties amounted to 51.7% of gross possible income for both the second quarter and first half of 2005, down from 52.3% and 52.7% for the comparable periods of 2005, and amounted to net decreases of $6,500 and $18,300, in total operating expenses. Decreases in operating expenses resulted primarily from lower on-site personnel costs, which decreased by $33,100 and $42,900, while other operating expenses increased by $26,600 and $24,600, for the quarter and six month periods.

     Real estate taxes decreased due to the reduction in assessed values at some locations. Management filed appeals for review at most locations following the statewide reassessment of real estate for taxes payable in 2003 and subsequent years. The last two assessment appeals were settled favorably in 2006. As a result of reduced assessed values, refunds of taxes overpaid in prior years reduced real estate tax expense by $108,400 and $191,000 in the three months and six months ended June 30, 2006, respectively.

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

     Interest expense is applicable to eleven mortgage loans outstanding during the quarters and six month periods ended
June 30, 2006 and 2005 and two mortgage loans that were paid off at maturity during the first half of 2006. A 9% mortgage loan on the Charter Oaks apartments with a balance of $3,314,140, was paid off on March 31, 2006, and a 7.11% mortgage loan on the Carmel industrial property with a balance of $544,887, was paid off on May 15, 2006. The two loans paid off in 2006 accounted for reductions in interest expense for the three months and six months ended June 30, 2006, compared with the comparable periods of 2005, of $81,179 and $90,139, respectively. Interest expense related to the eleven mortgage loans outstanding for all of the first half of 2006 and 2005 did not change significantly due to higher interest rates applicable to certain loans offsetting effect of lower principal balances.

     Three loans contain provisions to reset rates, based on lender-determined benchmarks, at intervals of two years or less. Two of the loans, with unpaid balances that totaled $1.23 million at June 30, 2006, provide for interest rates to be reset in February each year. The current interest rates applicable to those loans is 7.5%, up from 6% that was in effect for one year from February 1, 2005. The third adjustable rate loan, with a current interest rate of 6.83%, had an unpaid balance at June 30, 2006, of $0.6 million. The next interest rate reset date for that loan is October 1, 2006.

     General and administrative expenses amounted to 16.6% and 14.1% of income from continuing real estate operations in the second quarter and first half of 2006, respectively, compared with 7.8% and 7.2% in the comparable periods of 2005. Officer and employee compensation costs, including payroll taxes and benefits that are included in administrative expenses, amounted to $74,800 and $151,300 in the quarter and six month periods ended June 30, 2006, respectively, compared with $70,200 and $143,000 for the same periods of 2005. Fees paid to special counsel and a financial advisor retained by the Board of Trustees to assist in the proposed sale of the Trust's assets and to prepare for the termination and liquidation of the Trust account for most of the increase in general and administrative expenses. Those fees amounted to $239,700 and $354,900 in the quarter and six months ended June 30, 2006.

     The changes in income and expenses attributable to discontinued operations are described in Note 5 to the consolidated financial statements. During the three months and six months ended June 30, 2006 and 2005, the Trust realized results from the three properties so designated as follows:

                                          Three Months            Six Months
                                          Ended June 30         Ended June 30
                                         _______________       _______________
                                         2006       2005       2006       2005

Miami Subs restaurant                $655,797   $  7,382   $672,846   $ 18,457
Fox Run apartments                       (620)    99,796       (620)   162,022
Fortune House restaurant                    -     (5,821)         -    (11,858)
                                     ________   ________   ________   ________
     Total income                    $655,277   $101,357   $672,226   $168,621

     Income for the Miami Subs restaurant represents the continuation of net lease amounts until the property was sold May 1, 2006. The lease agreement provided that the lessee was responsible for all maintenance, insurance and property tax expenses.

     During the three months and six months ended June 30, 2005, Fox Run had economic occupancy of 75.3% and 79%, respectively, and operating expenses of 51.9% and 54.5% of gross possible income. Once a property is classified as held for sale, depreciation is discontinued. The Fox Run apartment property was sold in December 2005.

     A 25-year lease of the Fortune House restaurant property that began in 1979 expired in November, 2004. The lessee elected not to renew the lease, and vacated the property. In addition to the loss of revenue from the property, the Trust incurred expenses for utilities, grounds maintenance and real estate taxes that were formerly absorbed by the lessee. The Fortune House restaurant property was sold in July, 2005.

LIQUIDITY AND SOURCES OF CAPITAL

     At June 30, 2006, the Trust held cash and cash equivalents of approximately $3,196,000 in its own accounts and $764,000 in partnership accounts which management believes is sufficient to meet anticipated working capital requirements and declared, but unpaid, cash distributions to shareholders. In July 2006 the Trust declared a cash distribution of $.86 per share payable September 5, 2006, to shareholders of record August 18, 2006. That distribution will require the expenditure of $1,553,000.

     In March 2006, the Trust and its subsidiaries entered into an agreement to sell its real estate and associated personal property, except for its restaurant property in Florida, to Buckingham Properties, Inc., for $60 million consisting of approximately $48.45 million of cash and assumed debt of approximately $11.55 million. Subsequently, the agreement was modified to exclude the Carmel industrial property from the sale and the aggregate price was reduced to $58.1 million.
Buckingham Management, LLC, an affiliate of the purchaser, has managed the Trust's residential properties since 2003. The Trust will use a portion of the cash proceeds to retire the remaining mortgage debt. Management expects the sale, which is conditioned upon certain regulatory approvals, buyer obtaining financing and approval by shareholders holding a majority of the Trust's outstanding shares, to be completed in late September or October 2006.

     If the aforementioned sale is not completed before October 6, 2006, the Trust will need to refinance a mortgage loan on the 132-unit Regency Royale apartments that is scheduled to mature on that date with a balance due of approximately $1,583,000. Management believes that the loan balance can be refinanced, if necessary, on acceptable terms. Further, if the aforementioned sale is not completed before the end of 2006, it will be necessary for the Trust, to preclude income tax liability, to distribute to shareholders before December 31, 2006, approximately $652,000 of gain recognized on the sale of the Miami Subs restaurant property and at least 90% of its 2006 earnings and profits. The earnings and profits distribution requirement is currently estimated by management to approximate $600,000. Management believes that the Trust can obtain a bank credit facility to finance its distribution requirements, if necessary. Management is not aware of any other significant transactions or events which will require material expenditures during the remainder of 2006.

INFLATION

     Management believes that the direct effects of inflation on the Trust's quarterly operations have been insignificant during the six months ended June 30, 2006 and 2005.



                            CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Chief Executive Officer serves as the principal operating officer and in such capacity supervises, directly or indirectly, the daily operation of the Trust and its investment properties. The Controller serves as the chief financial officer and principal accounting officer and in such capacity supervises, directly or indirectly, the accounting and financial operations of the Trust and its subsidiaries. The centralized and compact management structure of the registrant provided, as of June 30, 2006, adequate and effective disclosure control.

     Changes in internal controls.  During the quarter ended June
30, 2006, there were no changes in the Trust's processes, systems or personnel that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


                          PART II - OTHER INFORMATION

   Item 1A. There were no notable changes in risk factors during the three months ended June 30, 2006, except that a risk factor previously identified as "Uncertainties Regarding Sale of Florida Restaurant Property" is no longer applicable. The Florida restaurant was sold May 1, 2006.

  Item 6.  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certifications:
         31.1 - Certification by Principal Executive Officer
         31.2 - Certification by Principal financial and accounting officer
     Sec. 906, Sarbanes-Oxley Act, Certifications:
         32.1 - Certification by Chief Executive Officer
         32.2 - Certification by Chief financial and accounting officer


                          MANAGEMENT REPRESENTATIONS

     The information furnished in this report, while not audited, includes all adjustments, in the opinion of management, necessary for a fair representation of the financial position of Century Realty Trust and subsidiaries at June 30, 2006, and December 31, 2005, and the results of their operations and their cash flow for the three months and six months ended June 30, 2006, and June 30, 2005, in accordance with accounting principles generally accepted in the United States consistently applied. The interim results reported are not necessarily indicative of expected results for the full year, and should be considered in conjunction with the audited financial statements contained in the Trust's 2005 annual report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   CENTURY REALTY TRUST


Date: August 14, 2006              By /S/John I. Bradshaw, Jr.
                                      President and Treasurer


Date: August 14, 2006              By /S/David F. White
                                      Controller